Form 10-Q
period 1999-09-30
DENNIS FUND LTD PARTNERSHIP
filed 1999-11-15
CIK 1022174

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

                        COMMISSION FILE NUMBER: 0-23950


                      THE DENNIS FUND LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

             CONNECTICUT                              06-1456461
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

      Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831-8150
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (203) 861-1000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X
                                             ----   ----

                      THE DENNIS FUND LIMITED PARTNERSHIP
                        QUARTER ENDED SEPTEMBER 30, 1999
                                     INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

           Statements of Financial Condition as of September 30, 1999
           (unaudited) and December 31, 1998 (audited)                        3

           Statements of Operations for the Three Months and Nine Months
           Ended September 30, 1999 (unaudited) and 1998 (unaudited)          4

           Statements of Changes in Partners' Capital (Net Asset Value)
           for the Nine Months Ended September 30, 1999 (unaudited) and
           1998 (unaudited)                                                   5

           Notes to Financial Statements                                    6-9

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        10-12

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk       12-13


PART II - OTHER INFORMATION

 Item 2.  Changes in Securities and Use of Proceeds                           14

 Item 6.  Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                    15

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                      THE DENNIS FUND LIMITED PARTNERSHIP
                       STATEMENTS OF FINANCIAL CONDITION
         September 30, 1999 (unaudited) and December 31, 1998 (audited)

                                 -------------

                                                    September 30,   December 31,
                                                        1999            1998
                                                        ----            ----
ASSETS
 Equity in broker trading accounts
  Cash                                              $21,224,027     $19,677,383
  Unrealized gain (loss) on open contracts             (811,618)      1,383,936
                                                    -----------     -----------

    Deposits with broker                             20,412,409      21,061,319

 Cash and cash equivalents                           20,460,662       3,279,209
 Fixed income securities (cost, including
  accrued interest, - $14,292,255 and $11,322,815)   14,215,733      11,319,699
 Subscriptions receivable                             1,114,334         203,902
                                                    -----------     -----------

    Total assets                                    $56,203,138     $35,864,129
                                                    ===========     ===========

LIABILITIES
 Accounts payable                                   $    52,790     $    84,488
 Commissions and other trading fees
  on open contracts                                      20,481          22,505
 General Partner offering fee                           140,225          77,444
 Advisor management fee                                  79,089          50,836
 Advisor incentive fee                                        0               0
 Redemptions payable                                    281,837          44,677
 Subscription received in advance                             0          25,000
                                                    -----------     -----------

    Total liabilities                                   574,422         304,950
                                                    -----------     -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
 General Partner:
  A Units - 107.1387 units outstanding at
   September 30, 1999 and December 31, 1998             199,341         195,979
  B Units - 170.1447 and 131.8532 units
    outstanding at September 30, 1999 and
    December 31, 1998                                   301,831         232,161
 Limited Partners:
  A Units - 6,439.8699 and 6,923.1908 units
    outstanding at September 30, 1999 and
    December 31, 1998                                11,981,928      12,663,939
  B Units - 24,321.5616 and 12,759.9200 units
    outstanding at September 30, 1999 and
    December 31, 1998                                43,145,616      22,467,100
                                                    -----------     -----------
    Total partners' capital
     (Net Asset Value)                               55,628,716      35,559,179
                                                    -----------     -----------

                                                    $56,203,138     $35,864,129
                                                    ===========     ===========

                            See accompanying notes.

                      THE DENNIS FUND LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 1999 and 1998 and
                           For the Nine Months Ended
                          September 30, 1999 and 1998
                                  (Unaudited)


                                ---------------


                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                         1999            1998              1999             1998
                                                         ----            ----              ----             ----
INCOME
 Commodity trading gains (losses)
  Realized                                          $ (5,928,597)    $ 5,688,527       $  5,486,771      $ 13,698,245
  Change in unrealized                                (2,965,529)       (527,609)        (2,195,554)           79,905
                                                    ------------     -----------       ------------      ------------

    Gain (loss) from commodity trading                (8,894,126)      5,160,918          3,291,217        13,778,150
                                                    ------------     -----------       ------------      ------------

 Fixed income securities gains (losses)
  Realized                                               (28,338)         36,320           (189,129)           46,649
  Change in unrealized                                       170         108,141            (73,406)          106,573
                                                    ------------     -----------       ------------      ------------

    Gain (loss) from fixed income securities             (28,168)        144,461           (262,535)          153,222
                                                    ------------     -----------       ------------      ------------

 Interest income                                         601,203         321,310          1,411,493           739,216
                                                    ------------     -----------       ------------      ------------

    Total income (loss)                               (8,321,091)      5,626,689          4,440,175        14,670,588
                                                    ------------     -----------       ------------      ------------

EXPENSES
 Brokerage commissions                                   592,891         338,063          1,599,078         1,100,075
 General Partner offering fee                            422,897         211,419          1,052,377           494,352
 Advisor management fee                                  241,361         139,139            642,195           330,435
 Advisor incentive fee                                         0       1,237,573          2,103,117         3,229,070
 Operating expenses                                       75,243          38,236            119,387            90,225
                                                    ------------     -----------       ------------      ------------

    Total expenses                                     1,332,392       1,964,430          5,516,154         5,244,157
                                                    ------------     -----------       ------------      ------------

    NET INCOME (LOSS)                               $ (9,653,483)    $ 3,662,259       $ (1,075,979)     $  9,426,431
                                                    ============     ===========       ============      ============

A UNITS
 NET INCOME (LOSS) PER A UNIT
  (based on weighted average number of
  A Units outstanding during the period)            $    (357.57)    $    223.45       $      40.71      $     720.44
                                                    ============     ===========       ============      ============

 INCREASE (DECREASE) IN NET
  ASSET VALUE PER A UNIT                            $    (358.77)    $    223.47       $      31.38      $     721.51
                                                    ============     ===========       ============      ============

B UNITS
 NET INCOME (LOSS) PER B UNIT
  (based on weighted average number of
  B Units outstanding during the period)            $    (346.45)    $    229.69       $     (77.98)     $     651.86
                                                    ============     ===========       ============      ============

 INCREASE (DECREASE) IN NET
  ASSET VALUE PER B UNIT                            $    (343.72)    $    206.22       $      13.21      $     676.16
                                                    ============     ===========       ============      ============

                            See accompanying notes.

                      THE DENNIS FUND LIMITED PARTNERSHIP
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
             For the Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)



                                                                     Partners'  Capital
                                       ------------------------------------------------------------------------------
                                                      A Units                                  B Units
                                       -------------------------------------    -------------------------------------
                                                     General       Limited                     General      Limited
                                          Units      Partner      Partners         Units       Partner      Partners       Total
                                          -----      -------      --------         -----       -------      --------       -----
Nine Months Ended September 30, 1999

Balances at December 31, 1998          7,030.3295    $195,979    $12,663,939    12,891.7732    $232,161   $22,467,100   $35,559,179

Net income (loss) for the nine months
    ended September 30, 1999                            3,362        274,871              0         670    (1,354,882)   (1,075,979)

Additions                                  0.0000           0              0    12,388.3767      69,000    23,542,039    23,611,039

Redemptions                             (483.3209)          0       (956,882)     (788.4436)          0    (1,508,641)   (2,465,523)
                                       ----------    --------    -----------    -----------    --------   -----------   -----------

Balances at September 30, 1999         6,547.0086    $199,341    $11,981,928    24,491.7063    $301,831   $43,145,616   $55,628,716
                                       ==========    ========    ===========    ===========    ========   ===========   ===========

Nine Months Ended September 30, 1998

Balances at December 31, 1997          7,644.5427    $137,525    $ 9,675,138     2,981.2126    $ 40,515   $ 3,697,744   $13,550,922

Net income for the nine months
    ended September 30, 1998                           77,302      5,251,632              0      41,851     4,055,646     9,426,431

Additions                                  0.0000           0              0     8,094.8697     124,000    13,357,766    13,481,766

Redemptions                             (464.3783)          0       (744,447)     (637.0783)          0    (1,169,155)   (1,913,602)
                                       ----------    --------    -----------    -----------    --------   -----------   -----------

Balances at September 30, 1998         7,180.1644    $214,827    $14,182,323    10,439.0040    $206,366   $19,942,001   $34,545,517
                                       ==========    ========    ===========    ===========    ========   ===========   ===========


                                                                  A Units
                                       --------------------------------------------------------------
                                                          Net Asset Value Per Unit
                                       --------------------------------------------------------------
                                       September 30,    December 31,    September 30,    December 31,
                                           1999             1998             1998            1997
                                           ----             ----             ----            ----

                                         $1,860.59        $1,829.21       $2,005.13       $1,283.62
                                         =========        =========       =========       =========

                                                                  B Units
                                       --------------------------------------------------------------
                                                          Net Asset Value Per Unit
                                       --------------------------------------------------------------
                                       September 30,    December 31,    September 30,    December 31,
                                           1999             1998             1998            1997
                                           ----             ----             ----            ----

                                         $1,773.97       $1,760.76        $1,930.10        $1,253.94
                                         =========       =========        =========        =========


                            See accompanying notes.

                      THE DENNIS FUND LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                   ----------

Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A.   General Description of the Partnership

               The Dennis Fund Limited Partnership (the Partnership) is a Connecticut limited partnership which operates as a commodity pool. The Partnership engages in the speculative trading of futures contracts and other financial instruments. It is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

               Investments made prior to April 30, 1997 are referred to as "A Units" and investments made on or after April 30, 1997 are referred to as "B Units." The initial net asset value per B Unit was the net asset value per A Unit at April 30, 1997. The only difference between A Units and B Units are the advisor management and incentive fee rates as further described in Note 3.

          B.   Method of Reporting

               The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management.

          C.   Commodities

               Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract purchase price and market price) at the date of the statement of financial condition are included in equity in broker trading accounts. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

          D.   Cash and Cash Equivalents

               Cash and cash equivalents includes cash and all highly liquid investments, including money market mutual funds and other investments with a maturity of three months or less from the date of purchase.

          E.   Fixed Income Securities

               Fixed income securities are reported at market value plus accrued interest. Fixed income securities transactions are accounted for on the trade date. Interest income is recorded on the accrual basis.

                      THE DENNIS FUND LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

                                   ----------

Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

          F.   Income Taxes

               The Partnership prepares calendar year U.S. and state information tax returns and reports to the partners their allocable shares of the Partnership's income, expenses and trading gains or losses.

          G.   Foreign Currency Transactions

               The Partnership's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

Note 2.   GENERAL PARTNER

          The General Partner of the Partnership is Kenmar Advisory Corp., which conducts and manages the business of the Partnership. The Limited Partnership Agreement requires the General Partner to maintain a capital account of no less than the lesser of 1% of the aggregate capital accounts of all partners or $500,000.

          Effective February 1, 1998, for managing the continuing offering of units, the General Partner receives a monthly offering fee equal to 0.25% (3% annually) of that month's beginning Net Asset Value (as defined in the Limited Partnership Agreement) of the Partnership. Prior to February 1, 1998, the General Partner received a monthly offering fee equal to .25% (3% annually) of the prior month's beginning Net Asset Value (as defined) of the Partnership. Commencing April 1998, the General Partner rebated to Million Dollar Investors (as defined in the Confidential Private Placement Memorandum and Disclosure Document) a monthly amount equal to two-thirds of the offering fee applicable to such Million Dollar Investors. Such rebates were made to Million Dollar Investors by issuing additional B Units.

Note 3.   COMMODITY TRADING ADVISOR

          The Partnership has an advisory agreement with Dennis Trading Group, Inc. (the commodity trading advisor) pursuant to which the A Units pay a monthly management fee of 1/6 of 1% (2% annually) of the month-end Net Asset Value of the subaccount (as defined in the advisory agreement) and a quarterly incentive fee equal to 25% of the Net New Trading Profits (as defined). The commodity trading advisor and General Partner each receive one-half of the management and incentive fees applicable to A Units. Pursuant to the advisory agreement, the B Units pay a monthly management fee of 1/12 of 1.75% (1.75% annually) of the month-end Net Asset Value of the subaccount (as defined) and a quarterly incentive fee equal to 27.5% of the Net New Trading Profits (as defined). The commodity trading advisor receives 3/7 of the management fee and 7/11 of the incentive fee applicable to B Units and the General Partner receives 4/7 of the management fee and 4/11 of the incentive fee applicable to B Units.

                      THE DENNIS FUND LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

                                   ----------

Note 4.   DEPOSITS WITH BROKER

          The Partnership deposits cash with E.D. & F. Man International Inc. to act as broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Partnership earns interest income on its cash deposited with the broker.

Note 5.   SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

          Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless such selling commission is waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions which amounted to $253,334 and $126,789 for the nine months ended September 30, 1999 and 1998, respectively.

          The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of units owned, subject to restrictions in the Limited Partnership Agreement.

Note 6.   TRADING ACTIVITIES AND RELATED RISKS

          The Partnership engages in the speculative trading of U.S. and foreign futures contracts ("derivatives"). These derivatives include both financial and non-financial contracts held as part of a diversified trading program. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

          Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

          The Partnership has a substantial portion of its assets on deposit with brokers and dealers in securities and other financial institutions in connection with its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership does not require collateral from such financial institutions.

          For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short.

                      THE DENNIS FUND LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

                                   ----------

Note 6.   TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

          The fair value of derivatives represents unrealized gains and losses on open futures contracts. The average fair value of derivatives during the nine months ended September 30, 1999 and 1998, was approximately $2,240,000 and $890,000, respectively, and the related fair values at September 30, 1999 and December 31, 1998, are approximately $(812,000) and $1,384,000, respectively.

          Net trading results from derivatives for the nine months ended September 30, 1999 and 1998, are reflected in the statement of operations and equal gain (loss) from commodity trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts.

          At September 30, 1999 and December 31, 1998, the notional amount of open contracts is as follows:

                      September 30,                      December 31,
                          1999                               1998
                          ----                               ----
             Contracts to      Contracts to     Contracts to       Contracts to
               Purchase            Sell           Purchase             Sell
               --------            ----           --------             ----
             $327,100,000      $288,500,000     $766,400,000       $499,500,000

          The above amounts do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

          The General Partner has established procedures to actively monitor market risk and minimize credit risk. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 7.   INTERIM FINANCIAL STATEMENTS

          The statement of financial condition as of September 30, 1999, the statements of operations for the nine months ended September 30, 1999 and 1998, and for the three months ended September 30, 1999 and 1998, and the statements of changes in partners' capital (net asset value) for the nine months ended September 30, 1999 and 1998, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 1999, and the results of operations for the nine months ended September 30, 1999 and 1998, and for the three months ended September 30, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The assets of the Dennis Fund Limited Partnership (the "Partnership") are used to engage, directly or indirectly, in the speculative trading of (1) commodities, futures contracts, forward contracts, foreign exchange commitments, exchange for physicals, swap contracts, spot (cash) commodities and other items, options on the foregoing, and any rights pertaining to the foregoing contracts, instruments or investments ("Commodities") and (2) options, warrants, or other rights and any other investment or transaction (together with the Commodities, "Investments") that the Partnership's general partner, Kenmar Advisory Corp. (the "General Partner") deems, in its sole discretion, to be consistent with the objectives of the Partnership. From time to time, a portion of such proceeds may be used for transactions in the cash markets or for interbank trading.

The assets of the Partnership are deposited with E.D. & F. Man International Inc. (the "Broker") in a trading account established by the Partnership for the Dennis Trading Group, Inc. (the "Advisor") and are used by the Partnership as margin to engage in trading. Such assets are held in either a non-interest bearing bank account or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. In addition, certain of the Partnership's assets may also be placed in a custodian account with a cash manager to maximize the interest earned on assets not committed as margin.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions and sales of units of limited partnership interest ("Units") in the future will affect the amount of funds available for trading Investments in subsequent periods.

There are three primary factors that affect the Partnership's capital resources:
(i) the trading profit or loss generated by the Advisor (including interest income); (ii) the money invested or redeemed by the limited partners of the Partnership (the "Limited Partners"); and (iii) capital invested or redeemed by the General Partner. The General Partner has maintained, and shall maintain, at all times a capital account in such an amount, up to a total of $500,000, as is necessary for the General Partner to maintain a one percent (1%) interest in the capital, income and losses of the Partnership. All capital contributions by the General Partner necessary to maintain such capital account balance shall be evidenced by units of general partnership interest, each of which shall have an initial value equal to the Net Asset Value per Unit (as defined below) at the time of such contribution. The General Partner, in its sole discretion, may withdraw any excess above its required capital contribution without notice to the Limited Partners. The General Partner, in its sole discretion, may also contribute any greater amount to the Partnership, for which it shall receive, at its option, additional units of general partnership interest or Units at their then-current Net Asset Value.

"Net Asset Value" of the Partnership is defined as total assets of the Partnership, including, but not limited to, all cash and cash equivalents, accrued interest, earned discount, and open Commodities positions, less total liabilities, including, but not limited to, brokerage commissions that would be payable with respect to the closing of open Commodities positions, all as determined in accordance with the principles set forth in the Limited Partnership Agreement of the Partnership, dated June 18, 1996 and as amended on December 15, 1997 (the "Partnership Agreement") or, where no such principles are specified therein, in accordance with United States generally accepted accounting principles applied on a consistent basis ("GAAP"). The term "Net Asset Value per Unit" is defined in the Partnership Agreement to mean the Net Asset Value of the Partnership divided by the number of Units outstanding as of the date of determination.

Results of Operations. The success of the Partnership is dependent upon the ability of the Advisor to generate trading profits through the speculative trading of Investments sufficient to produce capital appreciation after payment of all fees and expenses. Future results will depend in large part upon the Investment markets in general, the performance of the Advisor, the amount of additions and redemptions, and changes in interest rates. Due to the highly leveraged nature of Investment trading, small price movements may result in substantial losses. Because of the nature of these factors and their interaction, it is impossible to predict future operating results.

The Partnership incurs substantial charges from the payment of brokerage commissions to the Broker, management and/or incentive fees to the Advisor, management fees, offering fees and/or incentive fees to the General Partner and operating expenses. The

Partnership is required to make substantial trading profits to avoid depletion and exhaustion of its assets from the above-mentioned fees and expenses.

Due to the nature of the Partnership's business, the Partnership's trading results depend on the Advisor and the ability of its individual trading system to take advantage of price movement or other profit opportunities in the Investment markets. The following paragraphs present a summary of the Partnership's operations since inception. It is important to note, however, that the Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership can only be discussed in the context of the overall trading activities of the Partnership, the Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

Set forth below is a comparison of the results of operations of the Partnership for the three-month and nine-month periods ended September 30, 1999 and 1998.

As of September 30, 1999, the Net Asset Value of the Partnership was $55,628,716, a decrease of approximately 2.26% from its Net Asset Value of $56,913,897 at June 30, 1999. The Partnership's subscriptions and redemptions for the quarter ended September 30, 1999 totaled $9,370,718 and $1,002,417, respectively. For the quarter ended September 30, 1999, the Partnership had revenues comprised of $(5,956,935) in realized trading losses, $(2,965,359) in change in unrealized trading losses and $601,203 in interest income. The total income for the third quarter of 1999 decreased by $13,947,780 from the same period in 1998, while total expenses decreased by $632,038 between these periods. This resulted in the Partnership having a net loss of $(9,653,483) for the quarter ended September 30, 1999. For the quarter ended September 30, 1999, the Net Asset Value of Class A Units decreased 16.17% from $2,219.36 to $1,860.59 and the Net Asset Value of Class B Units decreased 16.23% from $2,117.69 to $1,773.97. Approximately 80% of the Partnership's net losses during the quarter ended September 30, 1999 were attributable to stock indices, 16% to interest rates and 4% to grains.

The Net Asset Value of the Partnership increased $20,069,537, or 56.44% from December 31, 1998 through September 30, 1999. The Partnership's subscriptions and redemptions for the nine months ended September 30, 1999 totaled $23,611,038 and $2,465,521, respectively. For the nine months ended September 30, 1999, the Partnership had revenues comprised of $5,297,642 in realized gains, $(2,268,960) in change in unrealized losses and $1,411,493 in interest income compared to revenue comprised of $13,744,894 in realized gains, $186,478 in change in unrealized gains and $739,216 in interest income for the same period in 1998. The total income for the first nine months of 1999 decreased by $10,230,413 from the same period in 1998 while expenses increased by $271,997 between these periods. For the nine months ended September 30, 1999, the Net Asset Value of Class A Units increased 1.72% from $1,829.21 to $1,860.59 and the Net Asset Value of Class B Units increased 0.75% from $1,760.76 to $1,773.97. Approximately 48% of the Partnership's net gains during the nine months ended September 30, 1999 were attributable to energies, 40% to currencies, 8% to grains, 4% to metals and 1% to meats.

For the reasons described in this Management's Discussion and Analysis, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.

Liquidity. Although there is no public market for the Units, a Limited Partner may redeem its Units in the Partnership as of any month-end upon ten days' written notice to the General Partner in the form of a request for redemption.

With respect to the Partnership's trading, in general, the Advisor will trade only Investments that have sufficient liquidity to enable it to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." Pursuant to such regulations, no trades may be executed on any given day at prices beyond daily limits. The price of a futures contract has occasionally moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating its position. While the occurrence of such an event may reduce or effectively eliminate the liquidity of a particular market, it will not limit ultimate losses and may in fact substantially increase losses because of its inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such illiquidity is caused by any of the above reasons or otherwise, the Partnership may be unable to execute trades at favorable prices and/or may be unable or unwilling to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interest of the Investment.

The Partnership's trading also may be impacted by the various conflicts of interest between the Partnership and the General Partner, the Advisor, the Broker, and their affiliates.

Year 2000 Compliance. Many computer systems were designed using only two digits to designate years. These systems may not be able to distinguish the Year 2000 from the Year 1900 (commonly known as the "Year 2000 Problem"). Like other investment funds and financial business organizations, the Partnership could be adversely affected if the computer systems used by the General Partner or the Partnership's service providers do not properly address this problem prior to January 1, 2000. Currently, the General Partner does not anticipate that the transition to the 21st century will have any material effect on the Partnership.

The General Partner has established a "Y2K Task Force" consisting of representatives of its information technology, research, accounting, compliance and trading departments to specifically address all Year 2000 issues in a timely manner. Actions taken have included an analysis of all in-house software and hardware to determine Year 2000 compliance. The General Partner is currently in the process of requesting confirmation from all third parties with which it and the Partnership have a material relationship that these parties have taken the same actions. Procedures to bring all mission-critical software into Year 2000 compliance are in progress. Testing of corrected software has already begun. Contingency plans are being established for all non-mission critical systems. No direct costs have been or are expected to be incurred in addressing the year 2000 Problem. The General Partner has addressed all of the issues as a part of its ongoing operations, so the Partnership will not be required to reimburse the General Partner for any expenses incurred.

Despite the corrective measures that the General Partner has implemented, no assurance can be given that the Partnership's service providers have anticipated every step necessary to avoid any adverse effect on the Partnership attributable to the Year 2000 Problem. A most likely worst case scenario would be one in which trading of contracts on behalf of the Partnership becomes impossible as a result of the Year 2000 Problem. The General Partner would be able to assess such a situation in advance of the December 31, 1999 deadline and either liquidate all positions prior to that date and/or establish relationships with additional counterparties. Further, prospective investors should understand that the failure of third parties, such as futures exchanges, clearing organizations or regulators, to resolve the Year 2000 Problem in a timely manner could result in a material financial risk to the Partnership.

Safe Harbor Statement. The discussions above and under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk" contain certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. Words such as "expects, "anticipates" and similar expressions have been used to identify "forward-looking statements" but are not the exclusive means of identifying such statements. A number of important factors should cause the Partnership's actual results, performance or achievements for 1999 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above and under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded. There has been no material change, during the three and nine months ended September 30, 1999, in the sources of the Partnership's exposure to market risk.

The General Partner has procedures in place intended to control the Partnership's exposure to market risk, although there can be no assurance that it will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations-both on an Advisor-by-Advisor and an overall Partnership basis. While the General Partner will not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions would be unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

                      PART II- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In June, 1996, the Partnership commenced a private placement of Units in reliance on the exemptions afforded by, among others, Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder. The sales qualify as an exempt offering under Rule 506 of Regulation D because they are made solely to "accredited investors," as defined by Regulation D. Similar reliance has been placed on available exemptions from securities qualification requirements under applicable state securities laws. Units are offered monthly at a price per Unit equal to the then-current Net Asset Value per Unit plus a selling commission equal to 5% unless such selling commission is waived in whole or in part. The minimum subscription is $26,250 for new investors other than Employee Benefit Plans or $10,500 for Employee Benefit Plans and existing Limited Partners, which amounts include selling commissions of $1,250 and $500, respectively. A subscriber may subscribe for Units in excess of the foregoing minimum amounts. As of the date hereof, the Partnership continues to offer Units, and there is no maximum number of Units that may be purchased or sold.

During the third quarter of 1999, 5,003.9178 Units were sold for a total of $9,370,719.

ITEM 5. OTHER INFORMATION.

On June 22, 1999, the Partnership filed a Form 10 which registered the Units pursuant to the 1934 Act. The Partnership filed an amendment to the Form 10 on September 21, 1999. As a result of these filings, the Partnership became subject to the periodic reporting obligations under the 1934 act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        A.  EXHIBITS.

            27 Financial Data Schedule.

        B.  REPORTS ON FORM 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE DENNIS FUND LIMITED PARTNERSHIP

                                By: Kenmar Advisory Corp., General Partner

Dated: November 15, 1999        By: /s/ Robert L. Cruikshank
                                Robert L. Cruikshank
                                Executive Vice President
                                (Duly Authorized Officer of the General Partner)

Dated: November 15, 1999        By: /s/ Thomas J. DiVuolo
                                Thomas J. DiVuolo
                                Senior Vice President (Principal Financial
                                and Accounting Officer of the Registrant)