Form 10-K
period 1999-12-31
DENNIS FUND LTD PARTNERSHIP
filed 2000-03-30
CIK 1022174

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                         Commission File Number 0-26459

                       THE DENNIS FUND LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                CONNECTICUT                            06-1456461
                -----------                            ----------
       (State or other jurisdiction        (I.R.S. Employer Identification No.)
     of incorporation or organization)

       TWO AMERICAN LANE, P.O. BOX 5150, GREENWICH, CONNECTICUT 06831-8150
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (203) 861-1000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          LIMITED PARTNERSHIP INTERESTS
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant has no outstanding voting or non-voting common equity.


================================================================================

ITEM 1.  BUSINESS.

     The discussion below and elsewhere in this Form 10-K contains "certain forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. A number of important factors could cause the Partnership's actual growth, results, performance and business prospects and opportunities in 1999 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. These factors include, without limitation, the factors described below and elsewhere in this Form 10-K.

OVERVIEW

     The Dennis Fund Limited Partnership (the "Partnership") was formed as a limited partnership on June 18, 1996 under the Connecticut Uniform Limited Partnership Act (the "Partnership Act"). The Partnership maintains its principal office at Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831-8150, with a telephone number of (203) 861-1000. The Partnership is engaged in the business of trading, buying, selling, spreading, swapping or otherwise acquiring, holding or disposing of commodities, futures contracts, forward contracts, foreign exchange commitments, exchange for physicals, swap contracts, spot (cash) commodities and other items, options on the foregoing, and any rights pertaining to the foregoing contracts, instruments or investments throughout the world ("Commodities"). The objective of the Partnership's business is appreciation of its assets through the speculative trading of Commodities. Although currently the Partnership's activities are intended to be limited to trading Commodities and investing capital not needed for margin purposes in securities approved by the Commodity Futures Trading Commission (the "CFTC") for investment of customer funds, the Limited Partnership Agreement of the Partnership, dated June 18, 1996 and as amended on December 15, 1997 (the "Partnership Agreement"), also permits the Partnership to trade (i) any security as defined in Section 2(1) of the Securities Act of 1933, as amended (the "1933 Act"), (ii) any option, warrant or other right on or pertaining to any of the foregoing, whether in the United States of America or anywhere else throughout the world, and (iii) any other investment or transaction that the General Partner (as defined herein) deems, in its sole discretion, to be consistent with the objectives of the Partnership (with Commodities, collectively, the "Investments").

     In June 1996, the Partnership commenced a private placement of units of limited partnership interest ("Units") in reliance on the exemptions afforded by, among others, Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder. Units are offered monthly at a price per Unit equal to the then-current Net Asset Value per Unit (as defined below) plus a selling commission equal to 5% unless such selling commission is waived in whole or in part. Since the Partnership began the private placement in 1996, through December 1999, 40,544 Units had been sold for a total of $63,211,154. The minimum subscription is $26,250 for new investors other than Employee Benefit Plans (as defined herein) or $10,500 for Employee Benefit Plans and existing limited partners of the Partnership ("Limited Partners"), which amounts include selling commissions of $1,250 and $500, respectively. "Net Asset Value" of the Partnership in general means total assets of the Partnership, including, but not limited to, all cash and cash equivalents, accrued interest, earned discount, and open Commodities positions, less total liabilities, including, but not limited to, brokerage commissions that would be payable with respect to the closing of open Commodities positions, all as determined in accordance with the principles set forth in the Partnership Agreement or, where no such principles are specified therein, in accordance with United States generally accepted accounting principles applied on a consistent basis ("GAAP"). "Net Asset Value per Unit" means the Net Asset Value of the Partnership divided by the number of Units outstanding as of the date of determination. The value of all Commodities shall be the market value thereof. The market value of a Commodity traded on an exchange shall be based upon the settlement price on the exchange on the date of determination; provided, however, that if a Commodity could not be liquidated on the day with respect to which the assets of the Partnership are being determined, the settlement price on the first subsequent day on which the contract could be liquidated shall be the basis for determining the liquidating value thereof. The market value of a forward contract, a swap contract, or any other off-exchange contract, instrument, or transaction shall mean its market value as determined by the General Partner on a basis consistently applied.

     Investors receive a Confidential Private Placement Memorandum and Disclosure Document (the "Disclosure Document") which sets forth the material terms of the investment. The Disclosure Document is updated every nine (9) months or upon any material change (whichever is sooner), as required by the regulations promulgated under the Commodity Exchange Act, as amended (the "CEAct"), and filed with the CFTC for compliance therewith.

     Since October, 1996, the Partnership has engaged in the speculative trading of Commodities and will continue to do so until its dissolution and liquidation, which will occur on the earlier of December 31, 2026 or the occurrence of any of the events set forth in Article VIII, Section 8.1 of the Partnership Agreement.

     The Partnership's general partner, Kenmar Advisory Corp. (the "General Partner"), is a Connecticut corporation formed in September 1983 as a New York corporation and subsequently reorganized as a Connecticut corporation in January 1996. Kenneth A. Shewer is its Chairman, and Marc S. Goodman is its President. Messrs. Shewer and Goodman are the General Partner's sole directors. All of the General Partner's stock is owned directly by Kenmar Holdings Inc., which is ultimately owned, indirectly and equally, by Messrs. Shewer and Goodman. The General Partner has been registered with the CFTC as a commodity pool operator ("CPO") and has been a member in good standing of the National Futures Association (the "NFA") in such capacity since February 1984. The registration of the General Partner with the CFTC and its membership in the NFA must not be taken as an indication that any such agency or self-regulatory body has recommended or approved either the General Partner or the Partnership.

     Under the Partnership Agreement, responsibility for managing the Partnership is vested solely in the General Partner. The Limited Partners will not participate in the management or operations of the Partnership. Any participation by a Limited Partner in the management of the Partnership may jeopardize the limited liability of such Limited Partner. Responsibilities of the General Partner include, but are not limited to, the following: selecting and monitoring the commodity broker(s); determining whether the Partnership will make distributions; administering redemptions of Units; preparing periodic and annual reports to the Limited Partners; preparing reports, filings, registrations, and other documents required by applicable regulatory bodies, exchanges or boards; depositing the Partnership's assets in the form of cash in an account or accounts at banks or brokers selected by the General Partner; borrowing money (but only in connection with making or taking delivery of a Commodity); directing the investment of the Partnership's assets; executing various documents on behalf of the Partnership and the Limited Partners pursuant to the power of attorney described below; and supervising the liquidation of the Partnership if an event causing termination of the Partnership occurs. To facilitate the execution of various documents by the General Partner on behalf of the Partnership, each of the Limited Partners appoints the General Partner, with full power of substitution, such Limited Partner's attorney-in-fact by executing the Signature Page of the Partnership Agreement and Power of Attorney and by becoming a Limited Partner.

     The Partnership itself does not have any employees. Rather, the General Partner, in its capacity as a CFTC-regulated CPO, employed 47 persons as of December 31, 1999 and provides the Partnership with the services of certain personnel to conduct its operational activities.

     The sole commodity trading advisor ("CTA") to the Partnership is Dennis Trading Group, Inc. (the "Advisor"), an Illinois corporation and registered CTA and CPO. The Advisor is responsible for making the trading decisions for the Partnership. Investors should note that the Advisor is the sole advisor for the Partnership.

     The Partnership is not an operating company with "traditional" income or expenses. It is a stand-alone investment vehicle that offers investors the opportunity to participate in the futures markets under the guidance of a professional CTA.

     The General Partner has complete discretionary authority regarding the admission of additional Limited Partners and may admit additional Limited Partners under terms and conditions comparable to or different from those under which the existing Limited Partners were solicited.

FEES AND EXPENSES

     Except as otherwise noted, the fees and expenses described are for investors who subscribe for Units on or after April 1, 1997. Limited Partners who subscribed for Units prior to April 1, 1997 were charged different Advisor fees and will continue to be charged those fees on those Units purchased prior to that date but will pay the Advisor fees described below with respect to any additional Investments.

FEES TO THE GENERAL PARTNER

     OFFERING FEE. For managing the continuing offering of Units, as of the end of each month, the Partnership currently pays to the General Partner a fee (the "Offering Fee") equal to 0.25% (3% annually) of that month's beginning Net Asset Value of the Partnership except that the Offering Fee for Million Dollar Investors will equal 0.0833% (1% annually) of each month's beginning Net Asset Value of the Partnership. A Million Dollar Investor will be charged the reduced Offering Fee by receiving a rebate equal to two-thirds of the Offering Fee. The amount of this reduction will be rebated monthly by the General Partner to the Partnership for the benefit of such Million Dollar Investor in the form of additional Units. A "Million Dollar Investor" is an investor whose aggregate investment in the Partnership (net of redemptions and excluding any appreciation and/or depreciation in Net Asset Value) equals or exceeds $1,000,000. The General Partner, in its sole and absolute discretion, will determine whether an investment or series of investments qualifies for treatment as a Million Dollar Investor. The General Partner, in its sole discretion, is authorized to set its compensation for managing the continuing offering of Units. For additional information on the General Partner's authority, see "Conflicts of Interest -- The General Partner" below.

     ADVISOR'S FEES. As compensation for managing the Partnership, the General Partner currently receives 1/2 of the management and incentive fee applicable to A Units and 4/7 of the Advisor's management fee and 4/11 of the Advisor's incentive fee applicable to B Units. See "Fees to the Advisor" below.

     Out of all compensation paid to the General Partner, the General Partner may also pay selling agents additional selling compensation and/or compensation for ongoing services up to 3% annually.

FEES TO THE ADVISOR

     ADVISOR'S MANAGEMENT FEE. Pursuant to the Advisory Agreement (as defined herein), the Partnership currently pays to the Advisor a monthly management fee (the "Management Fee"). The monthly Management Fee is assessed proportionately:
(i) for Units purchased prior to April 1, 1997, the monthly Management Fee is equal to 1/6 of 1% (2% annually) of the Net Asset Value of the Partnership, and
(ii) for Units purchased on or after April 1, 1997, the monthly Management Fee is equal to 0.1458% (1.75% annually) of the Net Asset Value of the Partnership. The Management fees paid for the years ended December 31, 1999, 1998 and 1997 are set forth in a table on page 6 of this Form 10-K.

     ADVISOR'S INCENTIVE FEE. Pursuant to the Advisory Agreement, the Partnership currently pays to the Advisor (i) a quarterly incentive fee equal to 25% of the Net New Trading Profits for Units purchased prior to April 30, 1997, and (ii) a quarterly incentive fee equal to 27.5% of the Net New Trading Profits for Units purchased on or after April 30, 1997. The incentive fees paid for the years ended December 31, 1999, 1998 and 1997 are set forth in a table on page 6 of this Form 10-K.

     "Net New Trading Profits" in general means the net trading profits (realized and change, if any, in unrealized) earned on the Partnership's net assets (excluding interest or interest-equivalent income), decreased by brokerage commissions (paid and change, if any, in accrued) and the Management Fee, with all such items determined from the first day of the calendar quarter that immediately follows the last calendar quarter for which an incentive fee was earned by the Advisor (or, if no incentive fee was earned previously by the Advisor, from the commencement of trading) to the close of business on the last day of the calendar quarter with respect to which such incentive fee calculation was made. Operating expenses of the Partnership do not reduce Net New Trading Profits when calculating the Advisor's incentive fee.

     Pursuant to an arrangement between the Advisor and the General Partner:
(i) the Advisor and the General Partner each receive 1/2 of the management and incentive fees applicable to A Units, (ii) the Advisor receives 3/7 and the General Partner 4/7 of the management fee applicable to B units, and (iii) the Advisor receives 7/11 and the General Partner 4/11 of the incentive fee applicable to B Units.

OTHER FEES AND EXPENSES

     BROKERAGE COMMISSIONS. The Partnership's current brokerage commission expense is $10 per roundturn transaction plus administrative "give-up" fees. Such "give-up" fees are expected to be approximately 0.4% of the Net Asset Value of the Partnership.

     ADMINISTRATIVE AND ONGOING OPERATING FEES AND EXPENSES. The Partnership will pay all administrative and ongoing operating fees and expenses. Ordinary administrative expenses include, but are not limited to, accounting, auditing, record keeping, administration, computer and clerical expenses (including expenses incurred in preparing reports and tax information to Limited Partners and regulatory authorities, printing and duplication expenses and mailing expenses), legal fees and expenses and other expenses incurred by such persons and by the General Partner and its affiliates in providing services to the Partnership. Legal fees and expenses include outside counsel's fax and copying charges and other disbursements (such as filing fees, whether paid by the General Partner or outside counsel). Such fees were approximately 0.5% (annualized) of the Net Asset Value of the Partnership for 1999 and are not expected to exceed 0.5% of the Net Asset Value of the Partnership per year.

     EXTRAORDINARY EXPENSES. The Partnership is responsible for all extraordinary expenses (e.g., litigation expenses) incurred on behalf of the Partnership. As of December 31, 1999, the Partnership has not paid, and does not anticipate paying, any extraordinary expenses.

OTHER EXPENSES OF THE LIMITED PARTNERS

     Although not an expense of the Partnership, investors may be subject to a selling commission, payable to independent selling agents, equal to 5% of the then-current Net Asset Value per Unit unless the payment of all or any portion of such amount is waived.

     The Partnership furnishes each subscriber with monthly statements and a certified annual report of financial condition covering certain aspects of the Partnership's operations.

     The following chart reflects the actual fees and expenses for the periods presented.



                                                                               PERIOD JUNE 18, 1996
                                                                                  (INCEPTION) TO
                                 1999             1998             1997          DECEMBER 31, 1996
                             -------------     -----------    ---------------    -----------------
                                                        (IN THOUSANDS)
Brokerage
   Commissions              $   2,676,283     $  1,400,182     $    943,428              $25,235

Management Fees                   877,660          482,628          219,334               13,548

Incentive Fees                  2,103,117        3,229,070          702,920                    0

General Partner's
    Offering Fees               1,461,667          748,537          324,867               20,516

Operating Expenses                243,034          135,589           79,101               19,825


CONFLICTS OF INTEREST

     There are substantial and inherent conflicts of interest in the structure of the Partnership which are, on their face, inconsistent with the fiduciary duties of the General Partner. Prospective investors should be aware that the General Partner presently intends to assert that Limited Partners have, by investing in the Partnership, consented to the following conflicts of interest in the event of any proceeding alleging that such conflicts violated any duty owed by the General Partner and its affiliates ("Kenmar") to investors.

THE GENERAL PARTNER

     The General Partner, in its sole discretion, is authorized under the Partnership Agreement to set the compensation it shall receive for its services as general partner of the Partnership. The General Partner may change its compensation to such amount and/or in such forms as the General Partner, in its sole discretion, shall determine without the consent of the Limited Partners; provided that the General Partner has given the Limited Partners ninety (90) days' prior written notice of such change. As such, the General Partner has a conflict of interest between limiting fees paid by the Partnership and generating fees for itself.

     Kenmar currently manages other commodity pools and managed accounts, each with a different combination of trading advisors, and intends to continue to solicit and manage the trading for these other commodity pools and managed accounts. Thus, Kenmar may be subject to conflicting demands in respect of allocating management time, services and other functions between the activities the General Partner has undertaken with respect to the Partnership and the activities Kenmar has undertaken or will undertake with respect to other investors, commodity pools, managed accounts and/or trading advisors. As another consequence, the greater the amount of assets managed by Kenmar, the more difficult it may be for the General Partner to maintain the quality of these services.

     The General Partner and the Broker maintain a business relationship unrelated to their efforts on behalf of the Partnership. Thus, the General Partner has a conflict between its responsibility to negotiate an amount and form of compensation to be paid to the Broker that best serves the Partnership's interests and the General Partner's desire to maintain its business relationship with the Broker. In addition, the General Partner receives a brokerage commission rebate from the Broker.

     The General Partner and the Advisor maintain a business relationship unrelated to their efforts on behalf of the Partnership. A substantial amount of the assets under the management of the Advisor are assets of pools and accounts managed by the General Partner or an affiliate. Thus, the General Partner has a conflict between its responsibility to negotiate an amount and form of compensation to be paid to the Advisor that best serves the Partnership's interests and the General Partner's desire to maintain its business relationship with the Advisor.

     Neither the General Partner nor any of its affiliates, principals, directors, officers or employees (the "Related Persons") trade Commodities for their own accounts, although it is possible that they may do so in the future. The records of such trading and any written policies related thereto would not be available to the Limited Partners. If the General Partner or a Related Person were to trade for their own accounts, they could take positions either similar or opposite to positions taken by the Partnership, and/or the Partnership and such Related Persons could from time to time be competing for similar Commodities. Orders placed by the General Partner or a Related Person to trade Commodities for their proprietary accounts may reach the market either before or after similar orders are placed for the Partnership and this difference in timing may result in the Partnership receiving less favorable (or more favorable) prices than those received by such proprietary accounts. Neither the General Partner nor any Related Person places orders for the Advisor and, therefore, neither the General Partner nor any Related Person has control over such timing. It is also possible that the positions taken by such proprietary accounts may not be held for the same period of time as those positions taken by the Partnership. Thus, it is unlikely that trading results in such proprietary accounts would be the same as the performance in the Partnership's account.

     The Partnership and the General Partner are affiliated entities and are represented by the same counsel, Katten Muchin Zavis, Chicago, Illinois. No independent experts or professionals have been retained on behalf of the Limited Partners. To the extent that Limited Partners would benefit by further independent representation, that benefit will not be available to Limited Partners and they should seek independent counsel.

THE ADVISOR

     The Advisory Agreement allows the Advisor and its principals to manage other commodity pools and managed accounts as well as trade for its own proprietary accounts. Since the Advisor trades other accounts, the Advisor is subject to conflicting demands in respect of allocating management time, services and other functions between the Partnership and such other accounts. In particular, the Advisor may have a conflict of interest when rendering advice to the Partnership because its compensation for managing some other account may differ from its compensation for managing the Partnership's account, and therefore may provide an incentive to favor such other account.

     The Advisor may in the future develop and furnish to, or employ on behalf of, other investors trading methods or strategies for trading similar to or different from those employed and traded on behalf of the Partnership's account and pursuant to which such other investors may take positions similar to or opposite from positions taken by the Partnership. No assurance may be given that the trading results in such other accounts will be the same as or similar to the performance in the Partnership's account.

     The Advisor and its employees trade Commodities for their own accounts. The records of such trading and any written policies related thereto will not be available for inspection by Limited Partners. Such trading activity could differ from the trading activity of the Partnership. For example, the trading positions taken and the length of time such positions are held by the Partnership could differ from those taken with respect to such proprietary accounts. In addition, such proprietary accounts could be charged brokerage commissions in a significantly different form and amount than those charged the Partnership and, as a result, the Advisor could be more or less likely to modify, liquidate or open a position for that account than for the Partnership's account. Orders for trades for such proprietary accounts could be placed either before or after similar orders are placed for the Advisor's investor accounts, and this difference in timing could result in the investor accounts receiving less favorable (or more favorable) prices than those received by such proprietary accounts. Thus, no assurance may be given that the trading results in such proprietary accounts will be similar to the performance in the Partnership's account.

     The CFTC and certain United States commodity exchanges have established "speculative position limits" that limit the net long or net short speculative position any person(s) may hold, own or control in a particular Commodity on any given day. An Advisor and its principal(s) may, on any given day, trade up to the position limit established by such regulatory authorities and, therefore, might be unable to trade those Commodities for the Partnership. The effect of speculative position limits may be to preclude the Advisor and, consequently, the Partnership, from taking potentially profitable positions, thereby reducing the profit potential of the Partnership.

THE BROKER

     The Broker effects transactions for other customers (including public and private commodity pools) who may compete with the Partnership's transactions, including with respect to priorities of order entry. In addition, employees of the Broker may trade for their own account. Since the identities of the purchaser and seller are not disclosed until after the trade, it is possible that a Broker could effect transactions for the Partnership in which the other parties to the transactions are that Broker's officers, directors, employees, customers or affiliates. Such persons might also compete with the Partnership in making purchases or sales of Commodities without knowing that the Partnership is also bidding on such Commodities. Since orders are filled in the order in which they are received by a particular floor broker, transactions for any of such persons might be executed when similar trades for the Partnership are not executed or are executed at less favorable prices. However, in entering orders for the Partnership and such other customer accounts, the Broker will attempt to achieve an equitable treatment of all accounts, including with respect to priorities of order entry and allocations of executed trades. In addition, CFTC regulations prohibit a futures commission merchant ("FCM") from utilizing its knowledge of one customer's trades for its own or its other customers' benefit.

RECOURSE BY LIMITED PARTNERS

     In evaluating the foregoing potential and actual conflicts of interest, an investor should be aware that the General Partner will have a responsibility to the Limited Partners to exercise good faith and fairness in all dealings affecting the Partnership. The responsibility of a general partner to limited partners is a changing area of the law and Limited Partners who have questions concerning the responsibilities of the General Partner should consult their legal counsel. In the event that a Limited Partner believes that the General Partner has violated its responsibilities, the Limited Partner may seek legal relief for himself and all other similarly situated Limited Partners or on behalf of the Partnership under applicable laws to recover damages from, or to require an accounting by, the General Partner. Furthermore, Limited Partners are afforded certain rights to institute reparation proceedings under the CEAct for violations of the CEAct or of any rule, regulation or order of the CFTC by the General Partner or the Broker. A Limited Partner may also institute legal proceedings in court against the General Partner, the Broker or the Advisor for certain violations of the CEAct or rules, regulations or orders of the CFTC. Excessive trading of the Partnership's account has been held to constitute a violation of the antifraud provisions of the CEAct. Limited Partners should be aware that it may be difficult to establish that excessive trading has occurred due to the broad trading discretion given to the General Partner in the Partnership Agreement and the Advisor in the Advisory Agreement, exculpatory provisions in the Partnership Agreement and in the Advisory Agreement, and the lack of definitive standards in judicial and administrative decisions as to what constitutes excessive trading.

     Under the exculpatory provisions of the Partnership Agreement, the General Partner shall not be liable to the Partnership or to any of the Partners except by reason of acts or omissions constituting fraud, willful misconduct, gross negligence or bad faith. Limited Partners may have a more limited right of action than they would absent such limitations. The Partnership has agreed to indemnify the General Partner and its Limited Partners, officers, directors, employees, and agents against any loss, liability, damage, cost, or expense resulting from any claim, action, or proceeding relating to the business or activities undertaken by them on behalf of the Partnership or actions taken or omitted to be taken by the General Partner in its capacity as such; provided that the conduct of such person did not constitute willful malfeasance or gross negligence and was done in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the Partnership. In any action brought by a Limited Partner in the right of the Partnership to which the General Partner or any other person indemnified pursuant to the foregoing are party defendants, any such person will be indemnified by the Partnership only to the extent and subject to the conditions specified in the Partnership Act.

     Notwithstanding the foregoing, in any action brought by a Limited Partner in the right of the Partnership to which the General Partner or any other person indemnified pursuant to the foregoing are party defendants, any such person will be indemnified by the Partnership only to the extent and subject to the conditions specified in the Partnership Act. Also, indemnification of the General Partner or its affiliates by the Partnership will be limited for losses and liabilities resulting from violations of United States Federal, state or foreign securities law in connection with the offer or sale of Units. The CFTC has issued a statement of policy relating to indemnification of officers and directors of an FCM (such as the Broker) and its controlling persons under which the CFTC has taken the position that whether such an indemnification is consistent with the policies expressed in the CEAct will be determined by the CFTC on a case-by-case basis.

COMMODITIES TRADING GENERALLY

TRADING COMMODITIES IS SPECULATIVE AND VOLATILE

     The profitability of the Partnership will depend primarily on the Advisor's ability to predict fluctuations in Commodity prices. Such prices are highly volatile and, in general, are influenced by a number of external factors, including, but not limited to, changing supply and demand relationships; agricultural, trade, fiscal, monetary and exchange control programs and policies of governments; national and/or international political and economic events and policies; and changes in interest rates. Certain additional factors may also affect individual Commodities or certain groups of Commodities. For example, currency Commodities are influenced by, among other things, political events (including restrictions on local exchanges or markets, limitations on investments in a country or on investment by residents of a country in other countries, and restrictions on currency flows); changes in balances of payments and trade; rates of inflation; international trade restrictions; currency devaluations and revaluations; and governmental intervention (which is often intended to influence prices directly). Metal Commodities can be affected by, among other things, production and, particularly with respect to gold Commodities, governmental regulation. Agricultural Commodities are influenced by, among other things, unexpected weather, damage by insects or plant diseases and/or unexpected purchases by countries. The above list does not include all of the factors that influence the price of various Commodities or discuss how much influence each of those factors has on such prices. Volatile price movements may result in unprofitable trading by the Advisor, thereby resulting in losses to the Partnership.

TRADING COMMODITIES IS HIGHLY LEVERAGED

     To trade futures contracts a trader is not required to deposit funds equal to the value of the futures contract; rather, the trader need only make a deposit, called an "initial margin deposit", equal to a small percentage (typically between 2% and 15%) of the value of the futures contract. As a result, a relatively small adverse move in the price of a futures contract may result in immediate and substantial losses to a trader. For example, if at the time of purchase 10% of the price of a futures contract is deposited as margin, a 10% decrease in the price of that contract would, if the contract were then closed out, result in a total loss of the initial margin deposit (brokerage commissions and other transaction costs also would be incurred). A decrease of more than 10% would result in a loss of more than the total initial margin deposit.

     Trading in the currency forward and interbank markets does not require margin but generally does require the extension of credit by a bank to those with whom that bank trades. The General Partner does not anticipate that the banks with which the Broker (or other commodity broker) and the Partnership may trade will require margin with respect to the trading of currencies. However, to ensure payment by the Partnership on currency contracts, the Broker (or other commodity broker) will generally require margin in amounts approximately equivalent to those required for trading foreign currency futures contracts on United States exchanges when the Partnership trades the same currencies for which futures contracts are traded on such exchanges and amounts that may be higher than such exchange margin requirements when the Partnership trades world currencies for which no futures contracts are traded on such exchanges. Thus, as with futures contracts, a relatively small adverse move in the price of a forward contract may result in a loss of an amount equal to or greater than the amount deposited. To some extent, options are even more highly leveraged than either futures or forward contracts. For example, if an in-the-money call (put) option is sold for its intrinsic value plus a premium representing the time value of that option, a 10% rise (drop) in the value of the underlying futures contract or physical commodity (the "Underlying Interest") does not create a loss equal to just 10% of the value of the option; rather it creates a loss approximately equal to 10% of the value of the Underlying Interest, less the time value, which loss may be many times greater than the price for which a trader sold the option. In addition, a trader who sells options is required only to deposit a percentage of the value of the option at the time of sale as margin, thereby leveraging the investment even further.

     Thus, like other leveraged investments, any purchase or sale of certain Commodities may result in losses in excess of the amount invested. Investors should note, however, that while the

Partnership's assets are subject to losses in excess of margin deposits, a Limited Partner cannot lose more than his unredeemed capital contribution, undistributed profits (if any) and, under certain limited circumstances, capital distributed to him or received by him upon redemption, with interest thereon.

TRADING COMMODITIES MAY BE ILLIQUID

     While the Partnership normally will trade only Commodities that have sufficient liquidity to enable the Partnership to enter and close out positions without causing value price movements, there is no assurance that intervening events, such as an exchange or the CFTC suspending trading in a particular futures contract, ordering immediate liquidation or settlement of a particular futures contract or ordering trading in a particular futures contract be conducted for liquidation only, will not render a once-liquid Commodity illiquid.

     In addition, most United States commodity exchanges limit the amount by which certain Commodities may move during a single day by regulations referred to as "daily price fluctuation limits", or "daily limits". Pursuant to such regulations, no trades may be executed on any given day at prices beyond the daily limits. The price of a futures contract has occasionally moved the daily limit for several consecutive days with little or no trading, thereby effectively preventing a party from liquidating his position.

     Similarly, trading options may become illiquid if trading in the Underlying Interest becomes illiquid. Also, it is possible that major banks may, from time to time, effectively stop making markets in certain currency forward contracts or that governments may intervene to stabilize or fix exchange rates or impose credit controls, thereby restricting or substantially eliminating trading in the affected currencies.

     While the occurrence of such events may reduce or effectively eliminate the liquidity of a particular market, they do not limit ultimate losses, and may in fact substantially increase losses because of this inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such illiquidity is caused by any of the above reasons or otherwise, the Partnership may be unable to execute trades at favorable prices and/or may be unable or unwilling to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the Underlying Interest.

TRADING FORWARD CONTRACTS

     The Partnership may trade forward contracts in certain items (such as currencies and metals) with United States and foreign banks and dealers.

     A forward contract is a contractual obligation to purchase or sell a specified quantity of a Commodity at or before a specified date in the future at a specified price and, therefore, is similar to a futures contract. Forward contracts, however, are not traded on exchanges and, as a consequence, investors in forward contracts are not afforded the regulatory protections of such exchanges or the CFTC; rather, banks and dealers act as principals in such markets. Neither the CFTC nor banking authorities regulate trading in forward contracts on currencies, and non-

United States banks may not be regulated by any United States governmental agency. The principals who deal in the forward contract markets are not required to continue to make markets in the forward contracts they trade. There have been periods during which certain participants in forward markets have refused to quote prices for contracts or have quoted prices with an unusually wide spread between the price at which they are prepared to buy and that at which they are prepared to sell.

     The Partnership may trade forward contracts with and through a limited number of entities. As a result, liquidity problems might be greater in the Partnership's forward trading than would be the case if trades were to be placed with and through a larger number of forward market participants. The imposition of exchange and credit controls or the fixing of currency exchange rates by governmental authorities (e.g., Latin American countries) might eliminate or substantially reduce trading in certain currencies and might limit such forward trading to less than the amount that the Advisor would otherwise recommend, to the possible detriment of the Partnership. See "Trading Commodities May be Illiquid" above. The amount of loss that may be claimed for tax purposes in respect of the Partnership's unprofitable forward trades may be limited by the loss limitation rules applicable to straddles. See "Income Tax Aspects".

     Because performance under forward contracts is not guaranteed by any exchange or clearinghouse, the Partnership will be subject to the risk of the inability, or refusal by, the counterparty to perform with respect to such contracts. Any such failure or refusal, whether due to insolvency, bankruptcy or other causes, could subject the Broker (or other commodity broker) and in turn the Partnership to substantial losses. The Broker (or other commodity broker) and the Partnership will not be excused from the performance of any forward contracts into which they have entered due to the default of third parties in respect of other forward trades in the Advisor's trading strategies that were to have substantially offset such contracts.

     In addition, the CFTC has been studying the regulatory propriety of "exchange of futures for physicals" or "EFP" transactions, whereby traders are able to exchange positions in the forward markets for ones on regulated exchanges on a 24-hour basis. If the Partnership's ability to engage in such transactions were restricted, trading techniques that may be employed by the Advisor might be impaired to the potential detriment of the Partnership.

TRADING OPTIONS

     Options on futures contracts and physical commodities are traded on United States and foreign exchanges. A call (put) option grants the purchaser thereof the right, but not the obligation, to buy (sell) the Underlying Interest during a certain period of time for a fixed price. An option is purchased for its intrinsic value, if any, plus a premium, representing the time value of that option. Unless the price of the Underlying Interest increases (decreases) by at least the time value of that option, the Partnership may lose the entire amount of such premium. (The more out-of-the-money an option is, the greater the increase (decrease) would have to be before the Partnership would recover the entire amount of such premium.) Conversely, if the Partnership sells an option (whether a call or a put), it will be credited with the sales price but will have to deposit margin due to its contingent liability to make or take delivery of the Underlying Interest in the event the option is exercised. A trader who sells options may be subject to loss in an amount equal to the entire price movement that occurs in the Underlying

Interest (less any premium received) from the date he sold the option until the date he liquidates such position. The ability to trade or exercise options may be restricted in the event that trading in the Underlying Interest becomes restricted. Options trading on United States commodity exchanges is subject to regulation by both the CFTC and such exchanges. Options trading on foreign exchanges is not regulated by the CFTC.

TRADING ON NON-UNITED STATES EXCHANGES

     The Partnership may trade Commodities on exchanges located outside of the United States, where CFTC regulations and other protections customary on United States exchanges may not apply. The Advisor has limited experience trading on non-United States exchanges and markets. The collapse of Baring Securities Limited ("Barings") in early 1995, which was caused by a Barings trader making a series of large, unauthorized and unprofitable trades in Japanese stock index futures and options contracts on the Singapore International Monetary Exchange and various Japanese exchanges, illustrated some of the potential risks of trading on foreign contract markets. Although, ultimately, customer funds were recovered, the Barings collapse, and much of the initial uncertainty regarding the disposition of customer funds and positions, may have been avoided had these foreign markets established certain regulatory practices and financial safeguards that exist in the United States, such as omnibus account reporting, strict customer funds segregation, position transfer mechanisms, and risk assessment and audit procedures.

     In contrast to United States exchanges, some non-United States exchanges are "principals' markets" in which performance with respect to a contract is the responsibility only of the individual member with whom the trader has entered into a contract. In the case of its trading on non-United States exchanges, the Partnership will be subject to the risk of the inability of, or refusal by, the counterparty to perform with respect to such contracts. Any such failure could subject the Partnership to substantial losses or substantial reductions of the profits it might otherwise have realized.

     The Partnership will determine the Partnership's assets in United States dollars. Unless the Partnership hedges itself against fluctuations in exchange rates between the United States dollar and the currencies in which trading is done on such non-United States exchanges, any profits that the Partnership might realize in such trading could be eliminated as a result of adverse changes in exchange rates, and the Partnership could even incur losses as a result of any such changes. The Partnership, in general, does not intend to hedge itself.

TRADING FACILITIES AND ELECTRONIC TRADING

     Most open-outcry and electronic trading facilities are supported by computer-based component systems for the order-routing, execution, matching, registration and clearing of trades. As with all facilities and systems, they are vulnerable to disruption or failure. The Partnership's ability to recover losses may be subject to limits on liability imposed by the system provider, the market, the clearing house and/or member firms.

     Trading on an electronic system may differ not only from trading in an open-outcry market but also from trading on other electronic systems. If the Partnership undertakes transactions on an electronic trading system, the Partnership will be exposed to risks associated with the system including the failure of hardware and software. The result of any system failure may be that the Partnership's order is either not executed according to its instructions or is not executed at all.

THE ADVISOR

     The Advisor is responsible for making the trading decisions for the Partnership. Investors should note that the Advisor is the sole advisor for the Partnership.

     The Advisor has prepared the following description. This description is simply a synopsis and is therefore qualified in its entirety by reference to the detailed descriptions contained in the Advisor's disclosure document, copies of which may be obtained by a prospective investor upon request to the General Partner. Due to the confidential and/or proprietary nature of most of the information, such as trading methods and strategies and the performance tables, the General Partner is relying on the Advisor for the accuracy thereof.

     Dennis Trading Group, Inc. (the "Advisor"), formerly known as Richard J. Dennis & Company, is an Illinois corporation and registered CTA and CPO. The address and telephone number of the Advisor are 250 South Wacker Drive, Suite #650, Chicago, Illinois 60606 and (312) 559-1895. The principals of the Advisor are Richard J. Dennis, President, and Thomas A. Dennis, Chairman. The Advisor may employ agents and employees to implement the trading program described herein.

     Except with respect to partnership interests in Richard J. Dennis & Company Preferred Futures Fund, L.P., and Richard J. Dennis & Company Preferred Futures Fund II, L.P. and a limited partnership interest in another commodity pool, the Advisor has not traded for its own account in the past and does not trade for itself presently. The Advisor, however, may trade for its own account in the future. If the Advisor trades for its own account in the future, Limited Partners will not be permitted to inspect records of such trading or any written policies relating thereto. Richard J. Dennis and Thomas A. Dennis presently trade commodities for their own accounts. Due to the confidential nature of such trading, Limited Partners will not be permitted to inspect such trading or any written policies relating thereto.

     As of December 31, 1999, neither the Advisor nor its principals owned any Units.

PRINCIPALS

     The Advisor was incorporated in Illinois as Richard J. Dennis & Company in September 1982 and is registered as a CTA and CPO under the CEAct. The Advisor became registered with the NFA as a CTA and CPO on May 11, 1983. In July 1991, the Advisor changed its name to Dennis Trading Group, Inc.

     Richard J. Dennis ("R. Dennis") is the founder of the Advisor. He has had over 29 years experience in the futures industry. R. Dennis has been trading futures for his own account since 1970 and will continue to do so. Throughout his career, he has been a member, at various times, of the Chicago Mercantile Exchange, the Chicago Board of Trade, the Mid-America Commodity Exchange and the Commodity Exchange, Inc. (commonly known as COMEX). Currently, R.

Dennis is not a member of any exchange. R. Dennis was a partner of C&D Commodities ("C&D"), which formerly was registered as an FCM. C&D, however, is no longer engaged in business. In March 1991, C&D Commodities, Inc. ("C&D, Inc.") was formed. R. Dennis is a Vice-President of C&D, Inc. which is primarily engaged in providing administrative services to CTAs, including the Advisor. However, R. Dennis has no ownership interest in C&D, Inc. R. Dennis was first registered as a CTA in his individual capacity in 1982 and rendered commodity advisory services in his individual capacity from July 1982 through May 1983. In May 1983, the Advisor assumed responsibility for managing the accounts previously managed by R. Dennis. R. Dennis has been a director of the Advisor from its inception until June 1991. R. Dennis also served as Chairman of the Advisor. R. Dennis' duties for the Advisor include the direction and supervision of the Advisor's account management services, research and development of trading strategies, review of account performance and other administrative and managerial functions relating to the business of the Advisor.

     Thomas A. Dennis ("T. Dennis") joined the Mid-America Commodity Exchange in 1974 and traded for his own account. In 1976, he purchased a seat on the Chicago Board of Trade and for the next four years was both a floor broker and a floor trader there. In late 1979, he joined the COMEX, the New York Cotton Exchange and the Coffee, Sugar, and Cocoa Exchange. T. Dennis was both a floor broker and a floor trader at these exchanges. In the early eighties, he also joined the New York Mercantile Exchange. In 1981, T. Dennis embarked upon a career as an "off-floor" trader, and has continued to trade off-floor since then. T. Dennis is the sole shareholder and President of C&D, Inc.

     Except as described below, during the past five years neither the Advisor nor its principals have been the subject of any material administrative, civil or criminal action relating to the way in which client accounts were traded or managed. Beginning in or about December 1988, the Advisor and R. Dennis were the subject of a number of actions, filed as class actions, which involved the manner in which the accounts of two commodity pools, the Richard J. Dennis & Company Preferred Futures Fund, L.P. and the Richard J. Dennis & Company Preferred Futures Fund II, L.P. were traded. The actions were consolidated under the caption In Re: Richard J. Dennis & Co. Securities Litigation. The consolidated action was settled in or about September 1990.

     In connection with the consolidated action, the Advisor and R. Dennis deny any and all liability. The consolidated action is subject to the ongoing jurisdiction of the court in which it was pending at the time of settlement. This procedure exists in order to insure compliance by the parties with the terms of the Settlement Agreement. The terms of the Settlement Agreement provided for the payment of a cash amount which had no material impact on the Advisor's ability to conduct its business. The terms of the Settlement Agreement also provided for certain contingent payments by R. Dennis through December 31, 1993. For the period from September 1988 through June 1991, the Advisor had not managed customer accounts.

     The General Partner has been advised that there have never been any criminal actions against the Advisor or its principals and that there have never been any administrative, civil or criminal proceedings brought against any of the other principals of the Advisor. The General Partner has been advised that there are no pending actions against the Advisor or its principals.

TRADING METHODS AND STRATEGIES

     The trading ideas utilized by the Advisor are proprietary and confidential. The following description therefore is general by necessity and is not intended to be exhaustive.

     The Advisor's objective is to effect appreciation of its clients' assets through the speculative trading of Commodities. The Advisor currently expects the majority of its trading for clients to be limited to regulated futures contracts and options on regulated futures contracts on commodity exchanges within the United States which are designated by the CFTC as contract markets. However, the Advisor may engage in the trading of forward contracts (which may not be traded on exchanges), including forward contracts on foreign currencies, and contracts on foreign exchanges (which are not regulated by the CFTC). The specific futures contracts and options on futures contracts to be traded will be selected from time to time by the Advisor on the basis discussed below. Examples of futures contracts and options on futures contracts which have been traded by the Advisor include, but are not necessarily limited to: gold, silver, copper, grains, the soybean complex, sugar, United States Treasury bonds and notes, certain foreign currencies, foreign bonds traded on foreign exchanges, heating and crude oil, Eurodollars and the S & P 500 Stock Price Index and various foreign stock indices. The Advisor may also engage in transactions in physical commodities, including exchange for physical transactions. An exchange for physical is a transaction permitted under the rules of many futures exchanges in which two parties holding futures positions may close out their positions without making an open, competitive trade on the exchange.

     Trading decisions of the Advisor for accounts for which it provides trading advice are based in part on ideas which have been developed over time by R. Dennis, T. Dennis and their associates, acting individually or from time to time in connection with the activities of the Advisor. The ideas are basically trend-following and are not generally based on analysis of fundamental supply and demand factors, economic factors or anticipated world events ("fundamental factors"), but rather upon a study of actual price fluctuations. The Advisor may, however, consider certain fundamental factors in applying the trading idea. Further, the Advisor may at times trade on the basis of its analysis of the impact of various fundamental factors on the market. The Advisor will exercise no discretionary judgment in following its trading systems, except in regard to timing of trade executions or as needed to reduce risk in extreme circumstances. The Advisor may, however, elect to add new trading systems, eliminate systems that have been in use or restore systems that have been eliminated.

     The markets traded, generally, have been chosen for their historical performance and for their customary liquidity. From time to time, the Advisor may trade in less liquid markets. There can be no assurance of liquidity in any of the markets in which the Advisor trades.

     The Advisor believes that the development of a commodity trading strategy is a continual process. As a result of further analysis and research into the performance of the Advisor's ideas, changes have been and will be made from time to time in the specific manner in which these trading ideas evaluate price movements in various Commodities. As a result of such modifications, the trading ideas that may be used by the Advisor in the future might differ from those previously used. Limited Partners will not be informed with respect to such changes in the

Advisor's trading ideas. For diversification, a number of different ideas may be used concurrently.

     Judgment is required in the evaluation of the trading ideas used by the Advisor, in the evaluation and consideration of modifications of the trading ideas from time to time and in the implementation of the trading ideas. The decision not to trade certain Commodities or not to make certain trades may result at times in missing price moves and hence profits of great magnitude, which other trading managers who are willing to trade these Commodities may be able to capture. Specific trading decisions for the Advisor are made by R. Dennis, T. Dennis or other traders who are, or become, associated with the Advisor. However, all trading directed by the Advisor is under the supervision of R. Dennis or T. Dennis. There is no assurance that the performance of the Advisor will result in profitable trading.

     The periods at the commencement of trading or at which a drawdown from starting equity has occurred are considered to be the periods of highest risk. From these points, risk management techniques are emphasized over those which invite greater risk in the interest of enhancing performance. These risk management techniques include diversification, such as the commitment of equity to many markets and to a number of trading strategies. Also, the Advisor generally considers money management techniques which determine and limit the equity committed to each trade, market, complex and account.

     Furthermore, the risk assumed and, consequently, the potential for profit experienced by a particular account at different times, and by different accounts at the same time, vary significantly among the accounts due to a number of factors, including market conditions, the size of each account, the percentage gained or lost in each account, and the perceived risk aversion of each account's owner. For these and other reasons described in this document, no investor should expect necessarily the same performance as that of any other account traded previously, simultaneously, or subsequently by the Advisor or any of its principals.

THE ADVISORY AGREEMENT

     To utilize the commodity trading advice of the Advisor, the Partnership has entered into a management agreement (the "Advisory Agreement") with the Advisor. Set forth below is a brief description of certain points of the Advisory Agreement.

     INDEMNIFICATION. The Partnership has agreed to indemnify the Advisor from and against any loss, liability, claim, demand, damage, cost or expense (including reasonable attorneys' and accountants' fees) arising out of the Advisor's performance of its services except for certain actions by an Advisor, including but not limited to (i) a material breach of the Advisory Agreement;
(ii) an act of, or omission to act due to, breach of fiduciary duty, bad faith, misconduct or negligence by the Advisor or its principal; or (iii) a materially misleading or untrue statement of material fact contained in the Advisor's disclosure document or an omission to state therein a material fact required to be stated therein or necessary to make the statements therein not materially misleading.

         The Advisor shall be liable to the Partnership for, and shall indemnify, hold harmless, and defend the Partnership from and against, any loss, liability, claim, demand, damage, cost and expense (including reasonable attorneys' and accountants' fees), to which the Partnership may become subject arising out of or based upon an act, omission, conduct or activity of the Advisor arising from (i) a material breach of any term of the Advisory Agreement; (ii) an act of, or omission to act due to, breach of fiduciary duty, bad faith, misconduct or negligence by the Advisor; or (iii) a materially misleading or untrue statement of material fact contained in the Advisor's disclosure document or an omission to state therein a material fact required to be stated therein or necessary to make the statements therein not materially misleading.

     STATUS. The Advisor is, and for all purposes shall be deemed to be, an independent contractor and, unless otherwise expressly provided in the Advisory Agreement or with the prior written authorization of the Partnership, the Advisor and its principals shall have no authority to act for or represent the Partnership in any way and shall not otherwise be deemed to be an agent of the Partnership. The Advisor is neither a sponsor nor promoter of the Partnership.

THE BROKER

     The General Partner has responsibility for monitoring the Partnership's brokers and for negotiation of their brokerage commission rates. The General Partner has selected E. D. & F. Man International Inc. to be the clearing broker for the Partnership. The Broker is registered under the CEAct, as amended, as an FCM and a CPO, and is a member of the NFA in such capacities. In addition, the Broker is registered with the National Association of Securities Dealers, Inc. as a broker-dealer. The Broker, which is part of the E. D. & F. Man Group of companies, is a member of major United States futures and securities exchanges. The Broker's main office is located at Two World Financial Center, 27th Floor, New York, New York 10281-2700. The Broker's telephone number at such location is
(212) 566-9000.

     At any given time, the Broker is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of the date of this registration statement, expected to have a material effect upon its condition, financial or otherwise or to the services it will render to the Partnership. There have been no material, administrative, civil or criminal proceedings pending on appeal or concluded against the Broker or its principals within five years preceding the date of this registration statement.

     The Broker acts only as clearing broker for the Partnership and as such is paid commissions for executing and clearing trades on behalf of the Partnership. The Broker has not passed upon the adequacy or accuracy of this registration statement. The Broker neither will act in any supervisory capacity with respect to the General Partner nor participate in the management of the General Partner or the Partnership. Therefore, prospective investors should not rely on the Broker in deciding whether or not to participate in the Partnership.

CUSTOMER AGREEMENT

     The Partnership and the Broker have entered into a non-exclusive customer agreement (the "Customer Agreement") that provides that the Broker may execute some, and clear all, transactions by or on behalf of the Partnership in accordance with the instructions of the Advisor. The Broker is responsible for holding and maintaining certain Partnership assets; execution of some and clearance of all foreign currency Commodity transactions; preparation and transmittal of daily confirmations of transactions and monthly statements of account; calculation of equity balances and margin requirements, and similar transaction-related administrative functions. The Customer Agreement provides that the Partnership will post margin as required. For a description of the brokerage commissions payable, see "Item 1. Business--Fees and Expenses--Other Fees and Expenses".

ITEM 2.  PROPERTIES.

     The Partnership does not own or lease any physical properties. The Partnership's office is located within the office of the General Partner at Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831-8150.

ITEM 3.  LEGAL PROCEEDINGS.

     The General Partner is not aware of any material pending legal proceedings to which the Partnership or the General Partner is a party or to which any of its or the Partnership's assets is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     There is no established public trading market for the Units.

HOLDERS

     There were approximately 743 holders of Units at March 15, 2000.

DIVIDENDS

     Pursuant to the Partnership Agreement, distributions of profits, if any, will be made at the sole discretion of the General Partner. As of March 15, 2000 the General Partner had not made, and the General Partner does not currently intend to make, any distributions.

RELATED STOCKHOLDER MATTERS

     In June 1996, the Partnership commenced a private placement of Units in reliance on the exemptions afforded by, among others, Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder. Similar reliance has been placed on available exemptions from securities qualification requirements under applicable state securities laws. Units are offered monthly at a price per Unit equal to the then-current Net Asset Value per Unit plus a selling commission equal to 5% unless such selling commission is waived in whole or in part. The minimum subscription is $26,250 for new investors other than benefit plan investors (within the meaning of Department of Labor Regulation ss 2510.3-101(f)(2) ("Employee Benefit Plans") that meet the minimum investment requirements that otherwise apply to prospective subscribers for Units, or $10,500 for Employee Benefit Plans and existing Limited Partners, which amounts include selling commissions of $1,250 and $500, respectively. A subscriber may subscribe for Units in excess of the foregoing minimum amount in increments of $[1000]. As of the date hereof, Units are continuing to be offered, and there is no maximum number of Units that may be purchased or sold.

     During the fourth quarter of 1999, 2,303 Units were sold for a total of $3,779,080.

ITEM 6.  FINANCIAL INFORMATION.

SELECTED FINANCIAL DATA

     The following Selected Financial Data is derived from the audited financial statements of the Partnership for the years ended December 31, 1999, 1998 and 1997 and for the period June 18, 1996 (inception) to December 31, 1996. The Partnership commenced trading operations on October 9, 1996. See "Index to Financial Statements" at page F-1.



                                                           YEAR ENDED                    PERIOD ENDED
                                         -------------------------------------------      DECEMBER 31,
                                              1999            1998           1997             1996
                                              ----            ----           ----             ----
Total Assets                             $ 48,842,564     $35,864,129    $13,814,909      $6,641,963

Total Partners' Capital                    47,732,793      35,559,179     13,550,922       6,535,088
Total Income                               (1,045,642)     12,380,097      4,056,330          25,451
Total Expenses                              7,361,761       5,996,006      2,269,650          79,124
Net Income (Loss)                          (8,407,403)      6,384,091      1,786,680         (53,673)

A Units
      Net Asset Value Per A Unit          $  1,609.53     $  1,829.21    $  1,283.62      $ 1,081,40
                                          ===========     ===========    ===========      ==========

    Net Income (Loss) Per A Unit
      (Based on weighted average of
      number of A Units outstanding
      during the period)                  $   (196.68)    $    555.83    $    130.21      $   (21.29)
                                          ===========     ===========    ===========      ==========

      Increase (Decrease) in Net Asset
      Value Per A Unit                    $    (219.68)   $     545.59   $    202.22      $    81.40
                                          ===========     ===========    ===========      ==========

B Units
      Net Asset Value Per B Unit          $  1,534.23     $  1,760.76    $  1,253.94
                                          ===========     ===========    ===========

Net Income (Loss) Per B Unit (Based on
      weighted average number of B Units
      outstanding during the period)     $    (370.99)    $    307.36    $    285.90
                                          ===========     ===========    ===========

Increase (Decrease) in Net Asset
      Value Per B Unit                    $   (226.53)    $    506.82    $    198.02
                                          ===========     ===========    ===========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The discussion below and elsewhere in this Form 10-K contains "forward looking" information that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. A number of important factors could cause the Partnership's actual growth, results, performance and business prospects and opportunities in 2000 and beyond to differ materially from those expressed in, or implied by, any such forward looking information.

     The assets of the Partnership are used to engage, directly or indirectly, in the speculative trading of Investments. From time to time, a portion of such proceeds may be used for transactions in the cash markets or for interbank trading.

     The assets of the Partnership are deposited with the Broker in a trading account established by the Partnership for the Advisor and are used by the Partnership as margin to engage in trading. Such assets are held in either a non-interest bearing bank account or in securities approved by the CFTC for investment of customer funds. In addition, certain of the Partnership's assets may also be placed in a custodian account with a cash manager to maximize the interest earned on assets not committed as margin.

CAPITAL RESOURCES

     The Partnership does not have, nor does it expect to have, any capital assets. Redemptions and sales of additional Units in the future will affect the amount of funds available for trading Investments in subsequent periods.

     There are only three factors that affect the Partnership's capital resources: (i) the trading profit or loss generated by the Advisor (including interest income); (ii) the money invested or redeemed by the Limited Partners; and (iii) capital invested or redeemed by the General Partner. The General Partner has maintained, and shall maintain, at all times a capital account in such an amount, up to a total of $500,000, as is necessary for the General Partner to maintain a one percent (1%) interest in the capital, income and losses of the Partnership. All capital contributions by the General Partner necessary to maintain such capital account balance shall be evidenced by Units of general partnership interest, each of which shall have an initial value equal to the Net Asset Value per Unit at the time of such contribution. The General Partner, in its sole discretion, may withdraw any excess above its required capital contribution without notice to the Limited Partners. The General Partner, in its sole discretion, may also contribute any greater amount to the Partnership, for which it shall receive, at its option, additional Units of general partnership interest at their then-current Net Asset Value.

RESULTS OF OPERATIONS

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

     The Partnership has incurred and will continue to incur substantial charges from the payment of brokerage commissions to the Broker, management and/or incentive fees to the Advisor, management fees, offering fees and/or incentive fees to the General Partner and operating expenses. The Partnership is required to make substantial trading profits to avoid depletion and exhaustion of its assets from the above-mentioned fees and expenses.

     Due to the nature of the Partnership's business, the Partnership's trading results depend on the Advisor and the ability of its individual trading system to take advantage of price movement or other profit opportunities in the Investment markets. The following paragraphs present a summary of the Partnership's operations for the years indicated. It is important to note, however, that the Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership can only be discussed in the context of the overall trading activities of the Partnership, the Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

     Set forth below is a summary of the results of operations of the Partnership for the calendar years 1997 through 1999.

     As of December 31, 1999, the Net Asset Value of the Partnership was $47,732,793, an increase of 34.23% from its Net Asset Value of $35,559,179 at December 31, 1998. The Partnership's 1999 subscriptions and redemptions totaled $27,390,118 and $6,809,101, respectively. For the year ended December 31, 1999, the Partnership had revenue comprised of ($1,459,043) in realized losses, ($1,539,030) in unrealized losses and $1,952,431 in interest income. For that same period, the Partnership had expenses comprised of $2,676,283 in brokerage commissions, $877,660 in management fees, $2,103,117 in incentive fees, $1,461,667 in General Partner offering fees and $243,034 in operating expenses. This resulted in the Partnership having a net loss of ($8,407,403) for that period. For the year ended December 31, 1999, the Net Asset Value of Class A Units decreased (12.01%) from $1,829.21 at December 31, 1998 to $1,609.53 and the Net Asset Value of Class B Units decreased (12.87%) from $1,760.76 to $1,534.23. Approximately 58% of the Partnership's net losses during the year ended December 31, 1999 were attributable to global interest rates, 7% to U.S. stock indices, 11% to metals, 23% to tropicals, and 1% to meats.

     As of December 31, 1998, the Net Asset Value of the Partnership was $35,559,179, an increase of approximately 162.41% from its Net Asset Value of $13,550,922 at December 31, 1997. The Partnership's 1998 subscriptions and redemptions totaled $18,134,670 and $2,510,504, respectively. For the year ended December 31, 1998, the Partnership had revenue comprised of $10,374,018 in realized gains, $943,011 in unrealized gains and $1,063,068 in interest income. For that same period, the Partnership had expenses comprised of $1,400,182 in brokerage commissions, $482,628 in management fees, $3,229,070 in incentive fees, $748,537 in General Partner offering fees and $135,589 in operating expenses. This resulted in the Partnership having a net gain of $6,384,091 for that period. For the year ended December 31, 1998, the Net Asset Value of Class A Units increased 42.5% from $1,283.62 to $1,829.21 and the Net Asset Value of Class B Units increased 40.42% from $1,253.94 to $1,760.76. Approximately 76% of the Partnership's net gains during 1998 were attributable to global interest rates, 15% to European and U.S. stock indices, 6% to grains and 3% to meats.

     As of December 31, 1997, the Net Asset Value of the Partnership was $13,550,922, an increase of approximately 107.36% from its Net Asset Value of $6,535,088 at December 31, 1996. The Partnership's 1997 subscriptions and redemptions totaled $8,507,205 and $3,278,051, respectively. For the year ended December 31, 1997, the Partnership had revenue comprised of $3,239,951 in realized gains, $353,365 in unrealized gains and $463,014 in interest income. For that same period, the Partnership had expenses comprised of $943,428 in brokerage commissions, $219,334 in management fees, $702,920 in incentive fees, $324,867 in General Partner offering fees and $79,101 in operating expenses. This resulted in the Partnership having a net gain of $1,786,680 for that period. For the year ended December 31, 1997, the Net Asset Value of Class A Units increased 18.70% from $1,081.40 at December 31, 1996 to $1,283.62. For the period April 1997 (inception of the Class B Units) to December 31, 1997, the Net Asset Value of Class B Units increased 18.75% from $1,055.92 to $1,253.94. Approximately 81% of the Partnership's net gains during 1997 were attributable to European and U.S. interest rates, 18% to energies and 1% to metals.

     For the reasons described in this section, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.

     To enhance the foregoing comparison of results of operations from year to year, prospective investors can examine the Statements of Financial Condition and the Statements of Operations for the periods described above.

LIQUIDITY

     Although there is no public market for the Units, a Limited Partner may redeem his Units in the Partnership as of any month-end upon ten days' written notice to the General Partner in the form of a request for redemption.

     With respect to the Partnership's trading, in general, the Advisor will trade only Investments that have sufficient liquidity to enable it to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits", or "daily limits". Pursuant to such regulations, no trades may be executed on any given day at prices beyond daily limits. The price of a futures contract has occasionally moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating its position. While the occurrence of such an event may reduce or effectively eliminate the liquidity of a particular market, it will not limit ultimate losses and may in fact substantially increase losses because of this inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such illiquidity is caused by any of the above reasons or otherwise, the Partnership may be unable to execute trades at favorable prices and/or may be unable or unwilling to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the Underlying Interest.

     The Partnership's trading also may be impacted by the various conflicts of interest between the Partnership and the General Partner, the Advisor, the Broker, and their affiliates.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PAST RESULTS NOT NECESSARILY INDICATIVE OF FUTURE PERFORMANCE

     The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

     Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

     The Partnership, under the direction of the Advisor, rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

     "Value at Risk" is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

     STANDARD OF MATERIALITY. Materiality as used in this section, "Quantitative and Qualitative Disclosures About Market Risk", is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.

QUANTIFYING THE PARTNERSHIP'S TRADING VALUE AT RISK

     QUANTITATIVE FORWARD-LOOKING STATEMENTS. The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the 1933 Act and Section 21E of the 1934 Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

     The Partnership's risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

     Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

     In quantifying the Partnership's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of November 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of November 30, 1999, the Partnership's total capitalization was approximately $54.7 million.

                               NOVEMBER 30, 1999*
                               ------------------

      MARKET SECTOR          VALUE AT RISK   % OF TOTAL CAPITALIZATION
      -------------         --------------   -------------------------
Currencies                  $ 8.5 million             15.6%
Interest Rates                8.4 million             15.4%
Commodities                   1.9 million              3.5%
Stock Indices                 2.3 million              4.2%
Metals                        0.8 million              1.4%
Energy                        1.9 million              3.4%
                            -------------             -----
                  Total     $23.8 million             43.5%

---------------
* Value at Risk as of December 31, 1999 was $0 due to the full liquidation of all positions in anticipation of the passage of the Year 2000. In order to better reflect the Fund's typical Value at Risk, the table includes information as of November 30, 1999.

MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

     The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions-unusual, but historically recurring from time to time-could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table-as well as the past performance of the Partnership-give no indication of this "risk of ruin".

NON-TRADING RISK

     The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

     As of December 31, 1999, the Partnership held the following fixed income securities in its portfolio:



    Face Value                       Description                            Value
-----------------    ---------------------------------------------      ------------


                     U.S. GOVERNMENT OBLIGATIONS

    $4,000,000       U.S. Treasury Notes, 5.50%, 8/31/01                 $4,027,701
       500,000       U.S. Treasury Notes, 5.50%, 7/31/01                    506,148
     4,300,000       U.S. Treasury Notes, 5.875%, 11/30/01                4,293,535
                                                                        ------------

                     Total U.S. Government Obligations
                     (cost, including accrued interest,-$8,875,495)       8,827,384
                                                                        ------------

                     FEDERAL AGENCY OBLIGATIONS

     1,000,000       Federal Home Loan Bank, Agency Bond,                   989,501
                            4.875%, 1/22/02
       201,723       Federal Home Loan Mortgage Corporation,                201,713
                            Gold 7-Year Balloon, 6.00%, 8/1/00
       800,000       Federal Home Loan Mortgage Corporation,                795,651
                            Agency Bond, 5.75%, 7/15/03
       100,000       Federal Home Loan Mortgage Corporation,                 99,275
                            Agency Bond 5.75%, 6/15/01
                     Federal Home Loan Mortgage Corporation,              1,004,355
     1,000,000              Agency Bond, 6.25%, 10/15/02
                     Federal National Mortgage Association,                 201,758
       200,000              Agency Bond, 6.03%, 10/23/00
                     Federal National Mortgage Association,
     1,460,000              Agency Bond, 6.375%, 1/16/02                  1,496,673
                                                                        ------------

                     Total Federal Agency Obligations
                     (cost, including accrued interest, -$4,899,025)      4,788,926
                                                                        ------------

                     TOTAL FIXED INCOME SECURITIES
                     (cost, including accrued interest - $13,774,520)   $13,616,310
                                                                        ============



QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

     The following qualitative disclosures regarding the Partnership's market risk exposures-except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures-constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies.

Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

     The following were the primary trading risk exposures of the Partnership as of November 30, 1999, by market sector.

     INTEREST RATES. Interest rate movements directly affect the price of the sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations-e.g., New Zealand and Australia. Kenmar anticipates that G-7 interest rates will remain a significant market exposure of the Partnership for the foreseeable future.

     CURRENCIES. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including the Euro and Japanese Yen.

     STOCK INDICES. The Partnership's primary equity exposure is in the S & P
500. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. Kenmar anticipates little, if any trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major United States, European and Japanese indices.

     METALS. The Partnership's primary metals market exposure is to fluctuations in the prices of silver and copper. Kenmar anticipates that gold, silver and copper will remain the primary metals market exposure for the Partnership.

     COMMODITIES. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Corn, soybean oil and wheat accounted for a substantial bulk of the Partnership's commodities exposure as of November 30, 1999.

Kenmar anticipates that the Advisor will maintain an emphasis on grains and tropicals, in which the Partnership has historically taken its largest positions.

     ENERGY. The Partnership's primary energy market exposure is to natural gas price movements, often resulting from political developments in the Middle East. Kenmar anticipates that the Advisor will maintain an emphasis on natural gas and heating oil.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

     The following were the only non-trading risk exposures of the Partnership as of November 30, 1999.

     FOREIGN CURRENCY BALANCES. The Partnership's primary foreign currency balances are in Japanese yen, German marks, British pounds and French francs. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars.

     SECURITIES POSITIONS. The Partnership's only market exposure in instruments held other than for trading is in its securities portfolio. The Partnership holds only cash or interest-bearing money market accounts, short-term Treasury bills and agency securities with durations generally less than 3 years. Violent fluctuations in prevailing interest rates could cause interim mark-to-market losses on the Partnership's securities, although substantially all of these short-term instruments are held to maturity.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

     The means by which the Partnership and the Advisor attempt to manage the risk of the Partnership's open positions is essentially the same in all market categories traded. The Advisor applies its own risk management policies to its trading. These policies generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, the Advisor follows diversification guidelines (often formulated in terms of the maximum margin which they will commit to positions in any one contract or group of related contracts), as well as imposing "stop-loss" points at which open positions must be closed out. Occasionally, the Advisor will limit the market exposure of its Partnership account through acquiring put or call options which "collar" the risk of open positions. However, because of the typically high degree of liquidity in the markets traded by the Partnership and the expense of acquiring options, the Advisor mostly relies on stop-loss policies, requiring the liquidation of positions once losses of a certain magnitude have been incurred.

     The General Partner controls the risk of the Partnership's non-trading instruments (interest-bearing securities held for cash management purposes)-the only Partnership investments, as opposed to Advisor selections, directed by the General Partner-generally limiting the duration of such instruments to no more than 3 years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Partnership's financial statements, together with the auditor's report thereon, are included on pages F-1 through F-9 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The General Partner, Kenmar Advisory Corp., is the sole general partner of the Partnership. The General Partner, a corporation originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996. The General Partner has been registered with the CFTC as a CPO and a member in good standing of the NFA in such capacity since February 1984. Its address is Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831-8150 and its telephone number is (203) 861-1000. It is owned equally and indirectly by Messrs. Shewer and Goodman. The directors and executive officers of the General Partner currently are as follows:

     MR. KENNETH A. SHEWER, age 47, has been the Chairman and a director of the General Partner since September 1983. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. ("Pasternak, Baum"), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Goodman. Mr. Shewer created and managed Pasternak, Baum's Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. In 1982, Mr. Shewer became co-manager of Pasternak, Baum's F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975.

     MR. MARC S. GOODMAN, age 52, has been the President and a director of the General Partner since September 1983. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. Mr. Goodman left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Shewer. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds and for selecting trading personnel. Mr. Goodman has conducted extensive business in South America, Europe and the Far East. Mr. Goodman was awarded an Economics and Finance Department Fellowship from September 1969 through June 1971. Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a B.B.A. in 1969 and an M.B.A. in 1971 in Finance and Investments.

     MS. ESTHER ECKERLING GOODMAN, age 48, has been the Senior Executive Vice President of the General Partner since March 1991 and has also served as Chief Operating Officer of the General Partner since October 1995. Ms. Goodman joined Kenmar in July 1986 and has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades and Company, Inc., where she was responsible for the development and management of a managed futures program which, in 1979, became the trading system for an independent CTA of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Association and its predecessor, the Managed Futures Trade Association, from 1987 through 1995. In addition, she has written several articles and has spoken before various professional groups and organizations on the subject of managed futures. Ms. Goodman attended Vassar College from 1970-1972 and graduated from Stanford University in 1974 with a B.A. degree. Ms. Goodman is married to Mr. Marc S. Goodman.

     MR. ROBERT L. CRUIKSHANK, age 64, joined the General Partner as its Executive Vice President in March 1991. Mr. Cruikshank spent 20 years (1958-1978) at Blyth Eastman Dillon in New York and was its Executive Vice President in charge of the Securities Division, which included all domestic and international sales and branch office activities, all trading departments and the research areas. In 1979, Mr. Cruikshank jointly formed Neild, Cruikshank & Co., an independent market-maker on the Chicago Board of Options Exchange ("CBOE"), where he remained until 1984, when he formed his own market making firm, Nassau Corporation. From 1982 to 1984 Mr. Cruikshank also served as Director and Vice Chairman of the Board of the CBOE, during which time he was instrumental in the development of the S&P 100 (OEX) option contract. From 1985, when he left Nassau Corporation, until March 1991, he served as President and CEO of First Capital Financial Corporation, a national real estate syndication firm owned by Sam Zell. Mr. Cruikshank graduated cum laude from Princeton University with a B.A. degree in economics in 1958.

     Each director of the General Partner serves until the next annual meeting of stockholders or until a successor is elected. Executive officers of the General Partner are appointed annually and serve at the discretion of its Board of Directors. Messrs. Shewer and Goodman hold directorships in various affiliates of the General Partner.

SIGNIFICANT EMPLOYEES OF THE GENERAL PARTNER

     MR. THOMAS J. DIVUOLO, age 40, Senior Vice President responsible for account administration, oversight and risk management, joined the General Partner in March 1989. From 1982 through 1984, Mr. DiVuolo was employed by Balfour Maclaine International Ltd. working in the commodity accounting and compliance areas. From 1984 through 1986 he was employed at E.F. Hutton and Company, Inc. as a manager of commodity regulatory reporting. From 1986 until he joined the General Partner in 1989, Mr. DiVuolo worked for Lloyds International Trading, a commodity trading division of Lloyds Bank. Mr. DiVuolo is a 1982 graduate of Pace University with a B.B.A. degree in Public Accounting. He received his M.B.A. in Finance from Wagner College in 1990.

     MR. GARY J. YANNAZZO, age 47, Senior Vice President and Chief Financial Officer, joined the General Partner in August 1997. From March 1992 to July 1995, he was Senior Vice President and Controller of Mettallgesellschaft Corp., a diversified commodity marketing and trading company, with 30 worldwide subsidiaries and $5 billion in annual revenues. From January 1990 through February 1992, Mr. Yannazzo was President, Chief Executive Officer and part owner of Holland Mortgage Corporation. From December 1982 through November 1989, Mr. Yannazzo was First Vice President of Security Capital Corporation, a publicly traded financial services company and affiliate of Smith Barney, Inc. From June 1975 through November 1982, Mr. Yannazzo was with Arthur Andersen & Co., serving as an Audit Manager from June 1980. From August 1995 until he joined the General Partner, Mr. Yannazzo was a private consultant, engaged primarily in projects and ventures in the commodity and derivative areas. Mr. Yannazzo received his B.S. in business administration from Seton Hall University in 1975 and his certified public accountant certification in 1977.

     MR. JEFFREY S. ROTHSTEIN, age 43, Vice President and Chief Information Officer, joined the General Partner in May of 1996. From August 1991 to April 1996, Mr. Rothstein was Vice President in charge of Commodity Trading Systems Development and Support at AIG Trading Group, AIG's commodity trading subsidiary. From January 1986 through July 1991, he worked for Bankers Trust Company, building equity trading systems, and marketing and implementing foreign exchange trading systems at international merchant banks. From September 1981 through June 1985, Mr. Rothstein was employed as a programmer, project leader and manager by Digital Equipment Corporation; he was with Hewlett Packard Company from July 1979 through September 1981. Mr. Rothstein received an M.B.A. from Columbia University in December 1985 and a B.S. in Computer Science from Cornell University in 1979.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the General Partner and the directors of the General Partner to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons also are required to furnish the Partnership with copies of all
Section 16(a) forms they file. Based solely on its review of copies of such forms received by it, the Partnership notes that during 1999, Messrs. Shewer and Goodman and the General Partner each filed one untimely report. The Partnership believes that all other Section 16(a) filing requirements applicable to the reporting persons were complied with by them.

ITEM 11. EXECUTIVE COMPENSATION.

     The Partnership has no directors or officers. As a limited partnership, the business of the Partnership is managed by its General Partner which is responsible for the administration of the business affairs of the Partnership and receives the compensation described in "Item 1. Business".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Partnership has no directors or officers. The Partnership delegates all management of the Partnership's affairs to the General Partner. As of December 31, 1999, the General Partner owned 107.1387 Class A and 217.7298 Class B units of general partnership interest, representing a 1.06% investment in the Partnership. The General Partner is indirectly and equally owned by Messrs. Kenneth A. Shewer and Marc S. Goodman.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The General Partner is the sole general partner of the Partnership and manages and conducts the business of the Partnership. The Partnership Agreement provides that the General Partner may be compensated in such form(s) and in such amount as the General Partner, in its sole discretion, shall determine, after giving due weight to industry standards. As more fully described in Item 1 hereto, to compensate the General Partner for its management and operations of the Partnership, its management and monitoring of the portfolio of the Advisor, the General Partner currently receives 1/2 for Class A and 4/7 for Class B of the Advisor's management fee and 1/2 for Class A and 4/11 for Class B of the Advisor's incentive fee, and an offering fee. For the year ended December 31, 1999, the General Partner received $482,052 in management fees, $833,666 in incentive fees and $1,461,667 in offering fees. See "Item 1. Business - Fees and Expenses - Fees to the Advisor." In addition, because the General Partner negotiated a brokerage commission rate for the Partnership which is generally lower than the rate available to the public, the General Partner may receive from the Broker a portion of the brokerage commissions paid by the Partnership to the Broker. See "Item 1. Business--Fees and Expenses--Fees to the General Partner".

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 10-K

    (a)  The following documents are filed as part of this Form 10-K:

         (1) The following financial statements of the Partnership, with the independent auditor's report, are filed as part of this Form 10-K:

         Independent Auditor's Report
         Statements of Financial Condition as of December 31, 1999 and 1998 Schedule of Securities as of December 31, 1999
         Statements of Operations for the Years Ended December 31, 1999, 1998
             and 1997
         Statements of Changes in Partners' Capital (Net Asset Value)

             For the Years Ended December 31, 1999, 1998 and 1997
             Notes to Financial Statements


         (2) All financial schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

         (3) The following exhibits are filed with this report and incorporated by reference as set forth below:

Exhibit No.     Description

3.1 Certificate of Limited Partnership for the Dennis Fund Limited Partnership, dated June 17, 1996, incorporated herein by reference to the Registrant's Registration Statement on Form 10 dated June 22, 1999.


3.2 Limited Partnership Agreement of The Dennis Fund Limited Partnership, dated June 18, 1996 and as amended December 15, 1997, incorporated herein by reference to the Registrant's Registration Statement on Form 10 dated June 22, 1999.


10.1 Customer Agreement between the Partnership and E.D. & F. Man International Inc., dated August 27, 1996, incorporated herein by reference to the Registrant's Registration Statement on Form 10 dated June 22, 1999.

10.2 Cover Letter and Model Advisory Agreement between The Dennis Fund Limited Partnership and Kenmar Advisory Corp., dated August 27, 1996, as amended January 15, 1997, incorporated herein by reference to the Registrant's Registration Statement on Form 10 dated June 22, 1999.


27.1            Financial Data Schedule (Class A Units).

27.2            Financial Data Schedule (Class B Units).

     (b) Reports on Form 8-K:

         The Partnership did not file any reports on Form 8-K during the fourth quarter of 1999.

                        [ARTHUR F. BELL, JR. LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT


To the Partners
The Dennis Fund Limited Partnership


We have audited the accompanying statements of financial condition of The Dennis Fund Limited Partnership as of December 31, 1999 and 1998, including the December 31, 1999 schedule of securities, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1999 and 1998, by correspondence with brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Dennis Fund Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and the changes in its net asset values for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.




/s/ Arthur F. Bell, Jr. & Associates, L.L.C.


Hunt Valley, Maryland
February 11, 2000

                       THE DENNIS FUND LIMITED PARTNERSHIP
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1999 and 1998

                                  ------------


                                                               1999         1998
                                                               ----         ----
ASSETS
    Equity in broker trading accounts
       Cash                                                $ 4,415,465   $19,677,383
       Unrealized gain on open contracts                             0     1,383,936
                                                           -----------   -----------

              Deposits with broker                           4,415,465    21,061,319

    Cash and cash equivalents                               30,682,976     3,279,209
    Fixed income securities (cost, including
       accrued interest, - $13,774,520 and $11,322,815)     13,616,310    11,319,699
    Subscriptions receivable                                   127,813       203,902
                                                           -----------   -----------

              Total assets                                 $48,842,564   $35,864,129
                                                           ===========   ===========

LIABILITIES
    Accounts payable                                       $    72,870   $    84,488
    Commissions and other trading fees
       on open contracts                                             0        22,505
    General Partner offering fee                               136,856        77,444
    Advisor management fee                                      71,329        50,836
    Redemptions payable                                        828,716        44,677
    Subscription received in advance                                 0        25,000
                                                           -----------   -----------

              Total liabilities                              1,109,771       304,950
                                                           -----------   -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner:
       A Units - 107.1387 units outstanding
          at December 31, 1999 and 1998                        172,443       195,979
       B Units - 217.7298 and 131.8532 units outstanding
          at December 31, 1999 and 1998                        334,048       232,161
    Limited Partners:
       A Units - 6,263.5875 and 6,923.1908 units
          outstanding at December 31, 1999 and 1998         10,081,458    12,663,939
       B Units - 24,210.7330 and 12,759.9200 units
          outstanding at December 31, 1999 and 1998         37,144,844    22,467,100
                                                           -----------   -----------

              Total partners' capital
                  (Net Asset Value)                         47,732,793    35,559,179
                                                           -----------   -----------

                                                           $48,842,564   $35,864,129
                                                           ===========   ===========


                             See accompanying notes.

                       THE DENNIS FUND LIMITED PARTNERSHIP
                             SCHEDULE OF SECURITIES
                                December 31, 1999

                                  ------------


FIXED INCOME SECURITIES (28.5%) *

     Face Value            Description                                                        Value
     ----------            -----------                                                        -----
                           U.S. GOVERNMENT OBLIGATIONS (18.5%)

       4,000,000           U.S. Treasury Notes, 5.50%, 8/31/01                             $  4,027,701
         500,000           U.S. Treasury Notes, 5.50%, 7/31/01                                  506,148
       4,300,000           U.S. Treasury Notes, 5.875%, 11/30/01                              4,293,535
                                                                                          -------------

                           TOTAL U.S. GOVERNMENT OBLIGATIONS
                               (COST, INCLUDING ACCRUED INTEREST, - $8,875,495)               8,827,384
                                                                                          -------------

                           FEDERAL AGENCY OBLIGATIONS (10.0%)

       1,000,000           Federal Home Loan Bank, Agency Bond,
                               4.875%, 1/22/02                                                  989,501
         201,723           Federal Home Loan Mortgage Corporation,
                               Gold 7-Year Balloon, 6.00%, 8/1/00                               201,713
         800,000           Federal Home Loan Mortgage Corporation,
                               Agency Bond, 5.75%, 7/15/03                                      795,651
         100,000           Federal Home Loan Mortgage Corporation,
                               Agency Bond, 5.75%, 6/15/01                                       99,275
       1,000,000           Federal Home Loan Mortgage Corporation,
                               Agency Bond, 6.25%, 10/15/02                                   1,004,355
         200,000           Federal National Mortgage Association,
                               Agency Bond, 6.03%, 10/23/00                                     201,758
       1,460,000           Federal National Mortgage Association,
                               Agency Bond, 6.375%, 1/16/02                                   1,496,673
                                                                                          -------------

                           TOTAL FEDERAL AGENCY OBLIGATIONS
                               (COST, INCLUDING ACCRUED INTEREST, - $4,899,025)               4,788,926
                                                                                          -------------

                           TOTAL FIXED INCOME SECURITIES
                               (COST, INCLUDING ACCRUED INTEREST, - $13,774,520)            $13,616,310
                                                                                            ===========


   * Percent of December 31, 1999 Net Asset Value is shown for each category.


                             See accompanying notes.

                       THE DENNIS FUND LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1999, 1998 and 1997

                                  ------------

                                                             1999            1998            1997
                                                             ----            ----            ----
INCOME
    Commodity trading gains (losses)
       Realized                                          $ (1,225,471)   $ 10,291,095    $  3,238,488
       Change in unrealized                                (1,383,936)        955,139         344,353
                                                         ------------    ------------    ------------

              Gain (loss) from commodity trading           (2,609,407)     11,246,234       3,582,841
                                                         ------------    ------------    ------------

    Fixed income securities gains (losses)
       Realized                                              (233,572)         82,923           1,463
       Change in unrealized                                  (155,094)        (12,128)          9,012
                                                         ------------    ------------    ------------

              Gain (loss) from fixed income securities       (388,666)         70,795          10,475
                                                         ------------    ------------    ------------

    Interest income                                         1,952,431       1,063,068         463,014
                                                         ------------    ------------    ------------

              Total income (loss)                          (1,045,642)     12,380,097       4,056,330
                                                         ------------    ------------    ------------

EXPENSES
    Brokerage commissions                                   2,676,283       1,400,182         943,428
    General Partner offering fee                            1,461,667         748,537         324,867
    Advisor management fee                                    877,660         482,628         219,334
    Advisor incentive fee                                   2,103,117       3,229,070         702,920
    Operating expenses                                        243,034         135,589          79,101
                                                         ------------    ------------    ------------

              Total expenses                                7,361,761       5,996,006       2,269,650
                                                         ------------    ------------    ------------

              NET INCOME (LOSS)                          $ (8,407,403)   $  6,384,091    $  1,786,680
                                                         ============    ============    ============

A UNITS
    NET INCOME (LOSS) PER A UNIT
       (based on weighted average number of
       A Units outstanding during the period)            $    (196.68)   $     555.83    $     130.21
                                                         ============    ============    ============

    INCREASE (DECREASE) IN NET
       ASSET VALUE PER A UNIT                            $    (219.68)   $     545.59    $     202.22
                                                         ============    ============    ============

B UNITS
    NET INCOME (LOSS) PER B UNIT
       (based on weighted average number of
       B Units outstanding during the period)            $    (370.99)   $     307.36    $     285.90
                                                         ============    ============    ============

    INCREASE (DECREASE) IN NET
       ASSET VALUE PER B UNIT                            $    (226.53)   $     506.82    $     198.02
                                                         ============    ============    ============


                             See accompanying notes.

                       THE DENNIS FUND LIMITED PARTNERSHIP
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 1999, 1998 and 1997

                                  ------------

                                                                   Partners' Capital
                                   --------------------------------------------------------------------------------
                                                 A  Units                                    B Units
                                   --------------------------------------------------------------------------------
                                                  General       Limited                    General          Limited
                                       Units      Partner      Partners        Units       Partner         Partners        Total
                                       -----      -------      --------        -----       -------         --------        -----
Balances at
    December 31, 1996               6,043.1514   $  70,402  $  6,464,686         0.0000   $       0      $         0   $  6,535,088

Net income for the year
    ended December 31, 1997                         19,123     1,077,109                      6,515          683,933      1,786,680

Additions                           4,046.4401      48,000     4,577,840     3,676.3211      34,000        3,847,365      8,507,205

Redemptions                        (2,445.0488)          0    (2,444,497)     (695.1085)          0         (833,554)    (3,278,051)
                                   -----------   ---------  ------------   ------------   ---------      -----------   ------------

Balances at
    December 31, 1997               7,644.5427     137,525     9,675,138     2,981.2126      40,515        3,697,744     13,550,922

Net income for the year
    ended December 31, 1998                         58,454     4,010,069                     23,646        2,291,922      6,384,091

Additions                               0.0000           0             0    10,729.4750     168,000       17,966,670     18,134,670

Redemptions                          (614.2132)          0    (1,021,268)     (818.9144)          0       (1,489,236)    (2,510,504)
                                   -----------   ---------  ------------   ------------   ---------      -----------   ------------

Balances at
    December 31, 1998               7,030.3295     195,979    12,663,939    12,891.7732     232,161       22,467,100     35,559,179

Net (loss) for the year
    ended December 31, 1999                        (23,536)   (1,304,782)                   (42,113)      (7,036,972)    (8,407,403)

Additions                               0.0000           0             0    14,691.3469     144,000       27,246,118     27,390,118

Redemptions                          (659.6033)          0    (1,277,699)   (3,154.6573)          0       (5,531,402)    (6,809,101)
                                   -----------   ---------  ------------   ------------   ---------      -----------   ------------
Balances at
    December 31, 1999               6,370.7262   $ 172,443  $ 10,081,458    24,428.4628   $ 334,048      $37,144,844   $ 47,732,793
                                   ===========   =========  ============   ============   =========      ===========   ============

                                                          A Units                                  B Units
                                            ----------------------------------       -----------------------------------
                                                  Net Asset Value Per Unit                 Net Asset Value Per Unit
                                            ----------------------------------       -----------------------------------
                                                          December 31,                            December 31,
                                              1999         1998        1997            1999          1998        1997
                                              ----         ----        ----            ----          ----        ----
                                            $1,609.53   $1,829.21    $1,283.62       $1,534.23    $1,760.76    $1,253.94
                                            =========   =========    =========       =========    =========    =========

                            See accompanying notes.

                       THE DENNIS FUND LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

                                  ------------


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           A.     General Description of the Partnership

                  The Dennis Fund Limited Partnership (the Partnership) is a Connecticut limited partnership which operates as a commodity pool. The Partnership engages in the speculative trading of futures contracts and options on futures contracts. It is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

                  During 1999, the Partnership became subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, the Partnership is subject to the regulations of the Securities and Exchange Commission.

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

           C.     Commodities

                  Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract purchase price and quoted market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

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

                                  ------------


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

           A portion of the brokerage commissions paid by the Partnership to the broker is, in turn, paid by the broker to the General Partner.

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

                       THE DENNIS FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  ------------


Note 4.    DEPOSITS WITH BROKER

           The Partnership deposits cash with ED & F Man Inc. to act as broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Partnership earns interest income on its cash deposited with the broker.

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless such selling commission is waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions which amounted to $280,563, $198,839 and $164,086 in 1999, 1998 and 1997, respectively.

           The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of units owned, subject to restrictions in the Limited Partnership Agreement.

Note 6.    TRADING ACTIVITIES AND RELATED RISKS

           The Partnership engages in the speculative trading of U.S. and foreign futures contracts and options on U.S. and foreign futures contracts (collectively, "derivatives"). These derivatives include both financial and non-financial contracts held as part of a diversified trading program. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

           Purchase and sale of futures and options on futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

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

           For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability, and purchased options expose the Partnership to a risk of loss limited to the premiums paid.

                       THE DENNIS FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  ------------


Note 6.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

           The fair value of derivatives represents unrealized gains and losses on open futures contracts and long and short options at market value. The average fair value of derivatives during 1999, 1998 and 1997, was approximately $2,390,000, $880,000 and $600,000, respectively, and the related fair values as of December 31, 1999 and 1998 are $0 and $1,383,936, respectively.

           Net trading results from derivatives for the years ended December 31, 1999, 1998 and 1997, are reflected in the statement of operations and equal gain (loss) from commodity trading less brokerage commissions. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures contracts and options on futures contracts.

           At December 31, 1999 and 1998, the notional amount of open contracts is as follows:

                             1999                              1998
                             ----                              ----
                 Contracts to    Contracts to    Contracts to       Contracts to
                   Purchase          Sell          Purchase             Sell
                   --------          ----          --------             ----

                      $0              $0         $766,400,000       $499,500,000


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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                                    THE DENNIS FUND LIMITED PARTNERSHIP


                                    By:  Kenmar Advisory Corp., general partner


                                    By:  /s/ Kenneth A. Shewer
                                         -----------------------------
                                         Kenneth A. Shewer
                                         Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2000.

                                    THE DENNIS FUND LIMITED PARTNERSHIP

                                    By:  Kenmar Advisory Corp., general partner



                                    By: /s/ Kenneth A. Shewer
                                        -------------------------------------
                                         Kenneth A. Shewer
                                         Chairman and Director
                                         (Principal Executive Officer)


                                    By: /s/ Marc S. Goodman
                                        -------------------------------------
                                         MARC S. GOODMAN
                                         President and Director


                                    By: /s/ Thomas J. Divuolo
                                        -------------------------------------
                                         THOMAS J. DIVUOLO
                                         Senior Vice President
                                         (Principal Financial and Accounting
                                         Officer for the Partnership)