Form 10-Q
period 2000-03-31
DENNIS FUND LTD PARTNERSHIP
filed 2000-05-15
CIK 1022174

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

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

       Registrant's telephone number, including area code: (203) 861-1000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

                       THE DENNIS FUND LIMITED PARTNERSHIP
                          QUARTER ENDED MARCH 31, 2000
                                      INDEX

                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                 Statements of Financial Condition as of
                 March 31, 2000 (unaudited) and December 31, 1999
                 (audited)                                                  3


                 Statements of Operations for the Three Months
                 Ended March 31, 2000 (unaudited) and 1999
                 (unaudited)                                                4


                 Statements of Changes in Partners' Capital
                 (Net Asset Value) for the Three Months Ended
                 March 31, 2000 (unaudited) and 1999 (unaudited)            5

                 Notes to Financial Statements                            6-9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          10-12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk


PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                       13

Item 6.    Exhibits and Reports on Form 8-K                                13

SIGNATURES                                                                 14

Item 1.  Financial Statements

                       THE DENNIS FUND LIMITED PARTNERSHIP
                       STATEMENTS OF FINANCIAL CONDITION
           March 31, 2000 (Unaudited) and December 31, 1999 (Audited)


                                                                              March 31,       December 31,
                                                                                2000             1999
                                                                                ----             ----
ASSETS
         Equity in broker trading accounts
                  Cash                                                       $19,328,719      $ 4,415,465
                  Unrealized gain on open contracts                              272,179                0
                                                                             -----------      -----------
                                    Deposits with broker                      19,600,898        4,415,465
                                                                             -----------      -----------
         Cash and cash equivalents                                            18,899,816       30,682,976
         Fixed income securities (cost, including
                  accrued interest, - $13,154,309 and $13,774,520)            13,050,129       13,616,310
         Subscriptions receivable                                                152,043          127,813
                                                                             -----------      -----------
                                    Total assets                             $51,702,886      $48,842,564
                                                                             ===========      ===========

LIABILITIES
         Accounts payable                                                    $    60,119      $    72,870
         Commissions and other trading fees
                  on open contracts                                               31,279                0
         General Partner offering fee                                            150,480          136,856
         Advisor management fee                                                   74,670           71,329
         Redemptions payable                                                   1,018,733          828,716
         Due to affiliate                                                         50,000                0
                                                                             -----------      -----------
                                    Total liabilities                          1,385,281        1,109,771
                                                                             ===========      ===========
PARTNERS' CAPITAL (NET ASSET VALUE)
         General Partner:
                  A Units - 107.1387 units outstanding at
                           March 31, 2000 and December 31, 1999                  174,863          172,443
                  B Units - 217.7298 units outstanding
                           at March 31, 2000 and December 31, 1999               338,979          334,048
         Limited Partners:
                  A Units - 6,102.5789 and 6,263.5875 units outstanding
                           at March 31, 2000 and December 31, 1999             9,960,148       10,081,458
                  B Units - 25,591.9801 and 24,210.7330 units
                           outstanding at March 31, 2000 and
                           December 31, 1999                                  39,843,615       37,144,844
                                                                             -----------      -----------
                                    Total partners' capital
                                        (Net Asset Value)                     50,317,605       47,732,793
                                                                             -----------      -----------
                                                                             $51,702,886      $48,842,564
                                                                             ===========      ===========

                             See accompanying notes.

                       THE DENNIS FUND LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                         2000              1999
                                                                         ----              ----
INCOME
         Commodity trading gains
                  Realized                                           $ 1,449,338       $   913,291
                  Change in unrealized                                   272,179           358,854
                                                                     -----------       -----------
                                    Gain from commodity trading        1,721,517         1,272,145
                                                                     -----------       -----------
         Fixed income securities gains (losses)
                  Realized                                               (99,700)          (94,325)
                  Change in unrealized                                    54,030            (7,154)
                                                                     -----------       -----------
                  (Loss) from fixed income securities                    (45,670)         (101,479)
                                                                     -----------       -----------
         Interest income                                                 657,307           353,038
                                                                     -----------       -----------
                                    Total income                       2,333,154         1,523,704
                                                                     -----------       -----------

EXPENSES
         Brokerage commissions                                         1,164,684           420,211
         General Partner offering fee                                    423,775           282,651
         Advisor management fee                                          255,683           174,258
         Operating expenses                                               73,629            50,108
                                                                     -----------       -----------
                                    Total expenses                     1,917,771           927,228
                                                                     -----------       -----------
                                    NET INCOME                       $   415,383       $   596,476
                                                                     ===========       ===========

A UNITS
         NET INCOME PER A UNIT
                  (based on weighted average number of
                  A Units outstanding during the period)             $     26.65       $     32.88
                                                                     ===========       ===========

         INCREASE IN NET ASSET VALUE PER A UNIT                      $     22.59       $     32.28
                                                                     ===========       ===========

B UNITS
         NET INCOME PER B UNIT
                  (based on weighted average number of
                  B Units outstanding during the period)             $      9.93       $     26.91
                                                                     ===========       ===========


         INCREASE IN NET ASSET VALUE PER B UNIT                      $     22.65       $     32.29
                                                                     ===========       ===========

                             See accompanying notes.

                       THE DENNIS FUND LIMITED PARTNERSHIP
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (Unaudited)


                                                                        Partners' Capital
                                     ---------------------------------------------------------------------------
                                                   A Units                                 B Units
                                     ----------------------------------       ----------------------------------
                                                  General       Limited                    General      Limited
                                     Units        Partner      Partners       Units        Partner      Partners        Total
                                     -----        -------      --------       -----        -------      --------        -----
Three Months Ended March 31, 2000
---------------------------------

Balances at December 31, 1999      6,370.7262  $    172,443  $ 10,081,458  24,428.4628  $    334,048   $ 37,144,844   $ 47,732,793

Net income for the three months
         ended March 31, 2000                         2,420       166,571                      4,931        241,461        415,383

Additions                              0.0000             0             0   2,418.7381             0      4,252,538      4,252,538

Redemptions                         (161.0086)            0      (287,881) (1,037.4910)            0     (1,795,228)    (2,083,109)
                                   ----------  ------------  ------------  -----------  ------------   ------------   ------------

Balances at March 31, 2000         6,209.7176  $    174,863  $  9,960,148  25,809.7099  $    338,979   $ 39,843,615   $ 50,317,605
                                   ==========  ============  ============  ===========  ============   ============   ============
Three Months Ended March 31, 1999
---------------------------------

Balances at December 31, 1998      7,030.3295  $    195,979  $ 12,663,939  12,891.7732  $    232,161   $ 22,467,100   $ 35,559,179

Net income for the three months
         ended March 31, 1999                         3,459       226,627                      3,702        362,688        596,476

Additions                              0.0000             0             0   2,844.8952        49,000      5,107,516      5,156,516

Redemptions                         (155.4998)            0      (292,547)   (195.0107)            0       (355,152)      (647,699)
                                   ----------  ------------  ------------  -----------  ------------   ------------   ------------
Balances at March 31, 1999         6,874.8297  $    199,438  $ 12,598,019  15,541.6577  $    284,863   $ 27,582,152   $ 40,664,472
                                   ==========  ============  ============  ===========  ============   ============   ============

                                                         A Units
                                                Net Asset Value Per Unit

                                    March 31,   December 31,   March 31,   December 31,
                                      2000         1999         1999          1998
                                      ----         ----         ----          ----
                                   $1,632.12    $1,609.53     $1,861.49    $1,829.21
                                   =========    =========     =========    =========

                                                       B Units
                                               Net Asset Value Per Unit

                                    March 31,  December 31,    March 31,   December 31,
                                      2000        1999           1999         1998
                                      ----        ----           ----         ----
                                   $1,556.88    $1,534.23     $1,793.05    $1,760.76
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

         For managing the continuing offering of units, the General Partner receives a monthly offering fee equal to 0.25% (3% annually) of that month's beginning Net Asset Value (as defined in the Limited Partnership Agreement) of the Partnership. The General Partner rebates to Million Dollar Investors (as defined in the Confidential Private Placement Memorandum and Disclosure Document) a monthly amount equal to two-thirds of the offering fee applicable to such Million Dollar Investors. Such rebates are made to Million Dollar Investors by issuing additional B Units.

         A portion of the brokerage commissions paid by the Partnership to the broker is, in turn, paid by the broker to the General Partner.

Note 3.  COMMODITY TRADING ADVISOR

         The Partnership has an advisory agreement with Dennis Trading Group, Inc. (the commodity trading advisor) pursuant to which the A Units pay a monthly management fee of 1/6 of 1% (2% annually) of the month-end Net Asset Value of the subaccount (as defined in the advisory agreement) and a quarterly incentive fee equal to 25% of the Net New Trading Profits (as defined in the Advisory Agreement). The commodity trading advisor and General Partner each receive one-half of the management and incentive fees applicable to A Units. Pursuant to the advisory agreement, the B Units pay a monthly management fee of 1/12 of 1.75% (1.75% annually) of the month-end Net Asset Value of the subaccount (as defined) and a quarterly incentive fee equal to 27.5% of the Net New Trading Profits (as defined). The commodity trading advisor receives 3/7 of the management fee and 7/11 of the incentive fee applicable to B Units and the General Partner receives 4/7 of the management fee and 4/11 of the incentive fee applicable to B Units. There was no incentive fee applicable to either A Units or B Units during the three months ended March 31, 2000 and 1999.

                       THE DENNIS FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




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

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless such selling commission is waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions which amounted to $39,151 and $84,713 during the three months ended March 31, 2000 and 1999, respectively.

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

                       THE DENNIS FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

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

Note 7.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of March 31, 2000, and the statements of operations and changes in partners' capital (net asset value) for the three months ended March 31, 2000 and 1999, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2000, and the results of operations for the three months ended March 31, 2000 and 1999.

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

The assets of the Partnership are deposited with ED&F Man Inc. (the "Broker") in a trading account established by the Partnership for the Dennis Trading Group, Inc. (the "Advisor") and are used by the Partnership as margin to engage in trading. Such assets are held in either a non-interest bearing bank account or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. In addition, certain of the Partnership's assets may also be placed in a custodian account with a cash manager to maximize the interest earned on assets not committed as margin.

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

Set forth below is a comparison of the results of operations of the Partnership for the three-month periods ended March 31, 2000 and 1999.

As of March 31, 2000, the Net Asset Value of the Partnership was $50,317,605, an increase of approximately 5.42% from its Net Asset Value of $47,732,793 at December 31, 1999. The Partnership's subscriptions and redemptions for the quarter ended March 31, 2000 totaled $4,252,538 and $2,083,109 respectively. For the quarter ended March 31, 2000, the Partnership had revenues comprised of $1,349,638 in realized gains, $326,209 in change in unrealized gains and $657,307 in interest income compared to revenues comprised of $818,966 in realized gains, $351,700 in change in unrealized gains and $353,038 in interest income for the same period in 1999. The total income for the first quarter of 2000 increased by $809,450 from the same period in 1999, while total expenses increased by $990,543 between these periods. The Net Asset Value per A Unit increased 1.40% from $1,609.53 at December 31, 1999 to $1,632.12 at March 31,
2000. The Net Asset Value per B Unit increased 1.48% from $1,534.23 at December 31, 1999 to $1,556.88 at March 31, 2000. Approximately 64% of the Partnership's net gains during the quarter ended March 31, 2000 were attributable to stock indices and 28% to currencies.

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

Safe Harbor Statement. The discussions above and under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk" contain certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. Words such as "expects," "anticipates" and similar expressions have been used to identify "forward-looking statements" but are not the exclusive means of identifying such statements. A number of important factors could cause the Partnership's actual results, performance or achievements for 2000 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above and under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded. There has been no material change, during the three months ended March 31, 2000, in the sources of the Partnership's exposure to market risk.

The General Partner has procedures in place intended to control the Partnership's exposure to market risk, although there can be no assurance that it will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisor calculating the Net Asset Value of the Advisor's Partnership account as of the close of business on each day and reviewing outstanding positions for over-concentrations. While the General Partner will not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge the Advisor to reallocate positions in an attempt to avoid over-concentrations. However, such interventions would be unusual. Except in cases in which it appears that the Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist of the ongoing process of Advisor monitoring, with the market risk controls being applied by the Advisor itself.

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

During the first quarter of 2000, 2,418.7381 Units were sold for a total of $4,252,538.

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


                            THE DENNIS FUND LIMITED PARTNERSHIP

                            By: Kenmar Advisory Corp., general partner

Dated: May 15, 2000         By: /s/ Esther Eckerling Goodman
                            Esther Eckerling Goodman
                            Senior Executive Vice President and Chief
                            Operating Officer (Duly Authorized Officer
                            of the General Partner)


Dated: May 15, 2000         By: /s/ Thomas J. DiVuolo
                            Thomas J. DiVuolo
                            Senior Vice President (Principal Financial
                            and Accounting Officer of the Registrant)

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NUMBER              DESCRIPTION
--------------              -----------

   EX 27                    Financial Data Schedule