Form 10-Q
period 2000-06-30
DENNIS FUND LTD PARTNERSHIP
filed 2000-08-14
CIK 1022174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

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
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (203) 861-1000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

                      THE DENNIS FUND LIMITED PARTNERSHIP
                          QUARTER ENDED JUNE 30, 2000
                                     INDEX

                                                                            PAGE
                                                                            ----
PART 1.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Statements of Financial Condition as of June 30, 2000 (unaudited)
            and December 31, 1999 (audited)                                    3

            Schedule of Securities as of June 30, 2000 (unaudited)             4

            Statements of Operations for the Six Months Ended
            June 30, 2000 (unaudited) and 1999 (unaudited)                     5

            Statements of Changes in Partners' Capital (Net Asset Value) for
            the Six Months Ended June 30, 2000 (unaudited) and 1999
            (unaudited)                                                        6

            Notes to Financial Statements (unaudited)                       7-10

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      11-13

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        13

PART II     OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                         14

Item 6.     Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                    15

                      THE DENNIS FUND LIMITED PARTNERSHIP
                       STATEMENTS OF FINANCIAL CONDITION
           June 30, 2000 (Unaudited) and December 31, 1999 (Audited)



                                                                        June 30,           December 31,
                                                                          2000                 1999
                                                                      -----------           -----------
ASSETS
    Equity in broker trading accounts
       Cash                                                           $12,159,990          $  4,415,465
       Option premiums paid                                               720,085                     0
       Unrealized (loss) on open contracts                               (565,294)                    0
                                                                      -----------           -----------

              Deposits with broker                                     12,314,781             4,415,465

    Cash and cash equivalents                                           5,655,706            30,682,976
    Fixed income securities (cost, including
       accrued interest, - $17,831,980 and $13,774,520)                17,762,019            13,616,310
    Subscriptions receivable                                               11,751               127,813
                                                                      -----------           -----------

              Total assets                                            $35,744,257           $48,842,564
                                                                      ===========           ===========

LIABILITIES
    Accounts payable                                                  $    20,222           $    72,870
    Commissions and other trading fees
       on open contracts                                                   25,150                     0
    General Partner offering fee                                          110,565               136,856
    Advisor management fee                                                 52,197                71,329
    Redemptions payable                                                 1,710,914               828,716
                                                                      -----------           -----------

              Total liabilities                                         1,919,048             1,109,771
                                                                      -----------           -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner:
       A Units - 107.1387 units outstanding at
          June 30, 2000 and December 31, 1999                             120,804               172,443
       B Units - 278.1820 and 217.7298 units outstanding
          at June 30, 2000 and December 31, 1999                          299,434               334,048
    Limited Partners:
       A Units - 4,986.2495 and 6,263.5875 units outstanding
          at June 30, 2000 and December 31, 1999                        5,622,254            10,081,458
       B Units - 25,810.8887 and 24,210.7330 units outstanding
          at June 30, 2000 and December 31, 1999                       27,782,717            37,144,844
                                                                      -----------           -----------

              Total partners' capital
                  (Net Asset Value)                                    33,825,209            47,732,793
                                                                      -----------           -----------

                                                                      $35,744,257           $48,842,564
                                                                      ===========           ===========



                            See accompanying notes.

                      THE DENNIS FUND LIMITED PARTNERSHIP
                             SCHEDULE OF SECURITIES
                                 June 30, 2000
                                  (Unaudited)

                                ----------------




FIXED INCOME SECURITIES - 52.51% *


Face Value         Description                                                            Value
----------         ------------                                                        -------------
                   U.S. GOVERNMENT OBLIGATIONS - 39.24% *

 3,000,000         U.S. Treasury Notes, 5.50%, 8/31/01                                  $  3,022,029
   500,000         U.S. Treasury Notes, 5.50%, 7/31/01                                       506,484
 1,700,000         U.S. Treasury Notes, 5.75%, 8/15/03                                     1,709,047
   800,000         U.S. Treasury Notes, 6.375%, 1/31/02                                      820,249
 3,000,000         U.S. Treasury Notes, 6.625%, 5/31/02                                    3,028,504
 4,200,000         U.S. Treasury Notes, 5.875%, 11/30/01                                   4,187,174
                                                                                       -------------

                   TOTAL U.S. GOVERNMENT OBLIGATIONS
                       (COST, INCLUDING ACCRUED INTEREST, - $13,306,876)                  13,273,487
                                                                                       -------------

                   FEDERAL AGENCY OBLIGATIONS - 13.27% *

   350,000         FHLB Agency Bond, 4.875%, 1/22/02                                         346,990
    94,689         FHLMC Gold 7-Year Balloon, 6.00%, 8/1/00                                   94,973
   800,000         FHLMC Agency Bond, 5.75%, 7/15/03                                         794,275
 1,000,000         FHLMC Agency Bond, 6.25%, 10/15/02                                        998,464
   200,000         FNMA Agency Bond, 6.03%, 10/23/00                                         201,728
 2,000,000         FNMA Agency Bond, 7.00%, 2/15/03                                        2,052,102
                                                                                       -------------

                   TOTAL FEDERAL AGENCY OBLIGATIONS
                       (COST, INCLUDING ACCRUED INTEREST, - $4,525,104)                    4,488,532
                                                                                       -------------

                   TOTAL FIXED INCOME SECURITIES
                       (COST, INCLUDING ACCRUED INTEREST, - $17,831,980)                 $17,762,019
                                                                                       =============


     * Percent of June 30, 2000 Net Asset Value is shown for each category.





                            See accompanying notes.

                      THE DENNIS FUND LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             For the Three Months Ended June 30, 2000 and 1999 and
                For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)
                                 -------------


                                                               Three Months                        Six Months
                                                                   Ended                              Ended
                                                                 June 30,                           June 30,
                                                      -----------------------------     -------------------------------
                                                          2000             1999              2000             1999
                                                      -------------    -------------    -------------      ------------
INCOME
   Commodity trading gains (losses)
       Realized                                       $(13,198,528)     $ 10,502,077     $(11,749,190)     $ 11,415,368
       Change in unrealized                               (837,473)          411,121         (565,294)          769,975
                                                      ------------      ------------     ------------      ------------

              Gain (loss) from commodity trading       (14,036,001)       10,913,198      (12,314,484)       12,185,343
                                                      ------------      ------------     ------------      ------------

    Fixed income securities gains (losses)
       Realized                                                 55           (66,466)         (99,645)         (160,791)
       Change in unrealized                                 34,219           (66,422)          88,249           (73,576)
                                                      ------------      ------------     ------------      ------------

              Gain (loss) from fixed income
                 securities                                 34,274          (132,888)         (11,396)         (234,367)
                                                      ------------      ------------     ------------      ------------

    Interest income                                        550,813           457,252        1,208,120           810,290
                                                      ------------      ------------     ------------      ------------

              Total income (loss)                      (13,450,914)       11,237,562      (11,117,760)       12,761,266
                                                      ------------      ------------     ------------      ------------

EXPENSES
    Brokerage commissions                                1,475,970           585,976        2,640,654         1,006,187
    General Partner offering fee                           354,939           346,829          778,714           629,480
    Advisor management fee                                 189,717           226,576          445,400           400,834
    Advisor incentive fee                                        0         2,103,117                0         2,103,117
    Operating expenses                                      62,157            (5,964)         135,786            44,144
                                                      ------------      ------------     ------------      ------------

              Total expenses                             2,082,783         3,256,534        4,000,554         4,183,762
                                                      ------------      ------------     ------------      ------------

              NET INCOME (LOSS)                       $(15,533,697)     $  7,981,028     $(15,118,314)     $  8,577,504
                                                      ============      ============     ============      ============

A UNITS
    NET INCOME (LOSS) PER A UNIT
       (based on weighted average number of
       A Units outstanding during the period)         $    (493.81)     $     357.92     $    (446.62)     $     386.88
                                                      ============      ============     ============      ============

    INCREASE (DECREASE) IN NET
       ASSET VALUE PER A UNIT                         $    (504.57)     $     357.87     $    (481.98)     $     390.15
                                                      ============      ============     ============      ============

B UNITS
    NET INCOME (LOSS) PER B UNIT
       (based on weighted average number of
       B Units outstanding during the period)         $    (483.44)     $     322.74     $    (486.34)     $     383.65
                                                      ============      ============     ============      ============

    INCREASE (DECREASE) IN NET
       ASSET VALUE PER B UNIT                         $    (480.48)     $     324.64     $    (457.83)     $     356.93
                                                      ============      ============     ============      ============


                            See accompanying notes.

                      THE DENNIS FUND LIMITED PARTNERSHIP
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                                Partners' Capital
                                   -----------------------------------------------------------------------------
                                                A Units                                   B Units
                                   ----------------------------------    ---------------------------------------
                                                General     Limited                     General      Limited
                                    Units       Partner     Partners        Units       Partner      Partners        Total
                                    -----       -------     --------        -----       -------      ----------    ---------
Six Months Ended June 30, 2000

Balances at December 31, 1999      6,370.7262   $172,443   $10,081,458   24,428.4628   $ 334,048   $ 37,144,844   $ 47,732,793

Net (loss) for the six months
    ended June 30, 2000                          (51,639)   (2,672,848)                 (109,614)   (12,284,213)   (15,118,314)

Additions                              0.0000          0             0    4,810.6465      75,000      7,391,150      7,466,150

Redemptions                       (1,277.3380)         0    (1,786,356)  (3,150.0386)          0     (4,469,064)    (6,255,420)
                                 ------------   --------  -------------  -----------   ---------   ------------   ------------

Balances at June 30, 2000          5,093.3882   $120,804  $  5,622,254   26,089.0707   $ 299,434   $ 27,782,717   $ 33,825,209
                                 ============   ========  ============   ===========   =========   ============   ============

Six Months Ended June 30, 1999

Balances at December 31, 1998      7,030.3295   $195,979  $ 12,663,939   12,891.7732   $ 232,161   $ 22,467,100   $ 35,559,179

Net income for the six months
    ended June 30, 1999                           41,800     2,633,293                    55,277      5,847,134      8,577,504

Additions                              0.0000          0             0    7,384.4589      49,000     14,191,320     14,240,320

Redemptions                         (262.9925)         0      (515,882)    (492.9697)          0       (947,224)    (1,463,106)
                                 ------------   --------   -----------   -----------   ---------   ------------   ------------

Balances at June 30, 1999          6,767.3370   $237,779   $14,781,350   19,783.2624   $ 336,438   $ 41,558,330   $ 56,913,897
                                 ============   ========   ===========   ===========   =========   ============   ============
                           A Units                                                             B Units
   -------------------------------------------------------          ---------------------------------------------------------
                  Net Asset Value Per Unit                                              Net Asset Value Per Unit
   -------------------------------------------------------          ---------------------------------------------------------
     June 30,    December 31,    June 30,    December 31,              June 30,     December 31,    June 30,    December 31,
       2000          1999          1999          1998                    2000           1999          1999          1998
       ----          ----          ----          ----                    ----           ----          ----          ----

     $1,127.55     $1,609.53     $2,219.36     $1,829.21               $1,076.40      $1,534.23     $2,117.69     $1,760.76
     =========     =========     =========     =========               =========      =========     =========     =========





                            See accompanying notes.

                      THE DENNIS FUND LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                  -----------


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           -----------------------------------------------------------

           A.     General Description of the Partnership

                  The Dennis Fund Limited Partnership (the "Partnership") is a Connecticut limited partnership which operates as a commodity pool. The Partnership engages in the speculative trading of futures contracts and options on futures contracts. It is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

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

           B.     Method of Reporting

                  The Partnership's financial statements are presented in accordance with U.S. generally accepted accounting principles applied on a consistent basis, which require the use of certain estimates made by the Partnership's management.

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

                      THE DENNIS FUND LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                  -----------



Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           -----------------------------------------------------------
           (CONTINUED)

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

Note 2.    GENERAL PARTNER
           ---------------

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

Note 3.    COMMODITY TRADING ADVISOR
           -------------------------

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

                      THE DENNIS FUND LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                  -----------



Note 4.    DEPOSITS WITH BROKER
           --------------------

           The Partnership deposits cash with E.D. & F. Man Inc. to act as broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Partnership earns interest income on its cash deposited with the broker.

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
           --------------------------------------------

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless such selling commission is waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions which amounted to $97,923 and $179,508 during the six months ended June 30, 2000 and 1999, respectively.

           The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of units owned, subject to restrictions in the Limited Partnership Agreement.

Note 6.    TRADING ACTIVITIES AND RELATED RISKS
           ------------------------------------

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

                      THE DENNIS FUND LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                  -----------



Note 6.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
           ------------------------------------------------

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

Note 7.    INTERIM FINANCIAL STATEMENTS
           ----------------------------

           The statement of financial condition as of June 30, 2000, the statements of operations for the three months and six months ended June 30, 2000 and 1999, and the statements of changes in partners' capital (net asset value) for the six months ended June 30, 2000 and 1999, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2000, and the results of operations for the three months and six months ended June 30, 2000 and 1999.

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

The assets of the Partnership are deposited with E. D. & F. Man International Inc. (the "Broker") in a trading account established by the Partnership for the Dennis Trading Group, Inc. (the "Advisor") and are used by the Partnership as margin to engage in trading. Such assets are held in either a non-interest bearing bank account or in securities approved by the Commodity Futures
Trading Commission for investment of customer funds. In addition, certain of the Partnership's assets may also be placed in a custodian account with a cash manager to maximize the interest earned on assets not committed as margin.

CAPITAL RESOURCES. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions and sales of units of limited partnership interest ("Units") in the future will affect the amount of funds available for trading Investments in subsequent periods.

There are only three factors that affect the Partnership's capital resources:
(i) the trading profit or loss generated by the Advisor (including interest income); (ii) the money invested or redeemed by the limited partners of the Partnership (the "Limited Partners"); and (iii) capital invested or redeemed by the General Partner. The General Partner has maintained, and shall maintain, at all times a capital account in such an amount, up to a total of $500,000, as is necessary for the General Partner to maintain a one percent (1%) interest in the capital, income and losses of the Partnership. All capital contributions by the General Partner necessary to maintain such capital account balance shall be evidenced by Units of general partnership interest, each of which shall have an initial value equal to the Net Asset Value per Unit (as defined below) at the time of such contribution. The General Partner, in its sole discretion, may withdraw any excess above its required capital contribution without notice to the Limited Partners. The General Partner, in its sole discretion, may also contribute any greater amount to the Partnership, for which it shall receive, at its option, additional Units of general partnership interest at their then-current Net Asset Value (as defined below).

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

The Partnership incurs substantial charges from the payment of brokerage commissions to the Broker, management and/or incentive fees to the Advisor, management fees, offering fees and/or incentive fees to the General Partner and operating expenses. The Partnership is required to make "substantial trading profits to avoid depletion and exhaustion of its assets from the above-mentioned fees and expenses.

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

Set forth below is a comparison of the results of operations of the Partnership for the three-month and six-month periods ended June 30, 2000 and 1999.

As of June 30, 2000 the Net Asset Value of the Partnership was $33,825,209, a decrease of approximately 32.78% from its Net Asset Value of $50,317,605 at March 31, 2000. The Partnership's subscriptions and redemptions for the quarter ended June 30, 2000 totaled $3,213,612 and $4,172,311, respectively. For the quarter ended June 30, 2000, the Partnership had revenues comprised of ($13,198,473) in realized losses, ($803,254) in change in unrealized losses and $550,813 in interest income compared to revenues comprised of $10,435,611 in realized gains, $344,699 in change in unrealized gains and $457,252 in interest income for the same period in 1999. The total income for the second quarter of 2000 decreased by $24,688,476 from the same period in 1999, while total expenses decreased by $1,173,751 between these periods. The Net Asset Value per A Unit decreased 30.92% from $1,632.12 at March 31, 2000 to $1,127.55 at June 30, 2000.
The Net Asset Value per B Unit decreased 30.86% from $1,556.88 at March 31, 2000 to $1,076.40 at June 30, 2000.

The Net Asset Value of the Partnership decreased $13,907,584, or 29.14%, from December 31, 1999 through June 30, 2000. The Partnership's subscriptions and redemptions for the six months ended June 30, 2000 totaled $7,466,150 and $6,255,420, respectively. For the six months ended June 30, 2000, the Partnership had revenues comprised of ($11,848,835) in realized losses, ($477,045) in change in unrealized losses and $1,208,120 in interest income compared to revenue comprised of $11,254,577 in realized gains, $696,399 in change in unrealized gains and $810,290 in interest income for the same period in 1999. The total income for the six months of 2000 decreased by $23,879,026 from the same period in 1999 while expenses decreased by $183,208 between these periods. The Net Asset Value per A Unit decreased 29.95% from $1,690.53 at December 31, 1999 to $1,127.55 at June 30, 2000. The Net Asset Value per B Unit decreased 29.84% from $1,534.23 at December 31, 1999 to $1,076.40 at June 30,
2000.

For the reasons described in this Management's Discussion and Analysis, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.

LIQUIDITY. Although there is no public market for the Units, a Limited Partner may redeem its Units in the Partnership as of any month-end upon ten (10) days' written notice to the General Partner in the form of a request for redemption.

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

SAFE HARBOR STATEMENT. The discussions above and under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk" contain certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. Words such as "expects," "anticipates" and similar expressions have been used to identify "forward-looking statements" but are not the exclusive means of identifying such statements. A number of important factors could cause the Partnership's actual results, performance or achievements for 2000 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above and under the heading "Item 3 Quantitative and Qualitative Disclosures About Market Risk".

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded. There has been no material change, during the three and six months ended June 30, 2000, in the sources of the Partnership's exposure to market risk.

The General Partner has procedures in place intended to control the Partnership's exposure to market risk, although there can be no assurance that it will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisor's calculating the Net Asset Value of the Advisor's account as of the close of business on each day and reviewing outstanding positions for over-concentrations. While the General Partner will not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge the Advisor to reallocate positions in an attempt to avoid over-concentrations. However, such interventions would be unusual. Except in cases in which it appears that the Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist of the ongoing process of monitoring the Advisor, with the market risk controls being applied by the Advisor itself.

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

During the second quarter of 2000, 2,391.9084 Units were sold for a total of $3,213,612.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     A. EXHIBITS.

        27 Financial Data Schedule.

     B. REPORTS ON FORM 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE DENNIS FUND LIMITED PARTNERSHIP

                                  By: Kenmar Advisor Corp., general partner

Dated: August 14, 2000            By: /s/ Esther Eckerling Goodman
                                     ------------------------------------------
                                      Esther Eckerling Goodman
                                      Senior Executive Vice President and
                                      Chief Operating Officer
                                      (Duly Authorized Officer of the
                                      General Partner)

Dated: August 14, 2000            By: /s/ Thomas J. DiVuolo
                                     ------------------------------------------
                                     Thomas J. DiVuolo
                                     Senior Vice President (Principal Financial
                                     and Accounting Officer of the Registrant)