Form 10-K405/A
period 1999-12-31
DENNIS FUND LTD PARTNERSHIP
filed 2000-10-11
CIK 1022174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

                                   (Mark One)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-23950

                       THE DENNIS FUND LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

           CONNECTICUT                                     06-1456461
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

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


Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The registrant has no outstanding voting or non-voting equity.

EXPLANATORY NOTE

         In response to a letter form the SEC, the Company is amending its Annual Report on Form 10-K (the "Form 10-K") to include supplemental information regarding its trading activities for the year ended December 31, 1999. Capitalized terms used but not defined in this amendment shall have the meanings ascribed to them in the Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion below and elsewhere in this Form 10-K contains "forward-looking" information that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. A number of important factors could cause the Partnership's actual growth, results, performance and business prospects and opportunities in 2000 and beyond to differ materially from those expressed in, or implied by, any such forward-looking information.

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

         There are only three factors that affect the Partnership's capital resources: (i) the trading profits or loss generated by the Advisor (including interest income); (ii) the money invested or redeemed by the Limited Partners; and (iii) capital invested or redeemed by the General Partner. The General Partner has maintained, and shall maintain, at all times a capital account in such an amount, up to a total of $500,000, as is necessary for the General Partner to maintain a one percent (1%) interest in the capital, income and losses of the Partnership. All capital contributions by the General Partner necessary to maintain such capital account balance shall be evidenced by Units of general partnership interest, each of which shall have an initial value equal to the Net Asset Value per Unit at the time of such contribution. The General Partner, in its sole discretion, may withdraw any excess above its required capital contribution without notice to the Limited Partners. The General Partner, in its sole discretion, may also contribute any greater amount to the Partnership, for which it shall receive, at its option, additional Units of general partnership interest at their then-current Net Asset Value.

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

         In 1999, Commodity Trading Advisors and the managed futures industry as a whole experienced their worst annualized performance since 1994. Trend-following CTAs, such as Dennis Trading Group (DTG), the trading advisor for The Dennis Fund Limited Partnership, had a particularly difficult time owing to a marked lack of trends in all but a few markets.

         In general, CTAs analyze the movement of prices in the commodity and financial futures markets to identify trends and the opportunities for profit which accompany them. Because a CTA can take long or short positions in the futures markets, the direction of a trend is less important than the existence of a trend itself. The Dennis Trading Group or another CTA has the potential to generate profits when prices are identified as trending downward, by going short or selling ahead of a price decline, and when prices appear to be trending upward, by going long or buying ahead of the rise in price. When prices are moving sideways (i.e., with little movement up or down) or are exhibiting significant short-term volatility (such as rapid intra-day or inter-day price swings) trends are few and far between, and CTA profits can be flat or negative.

         Some CTAs monitor long-term trends, some intermediate term, a few short-term. DTG's trading strategy is opportunistic but concentrates largely on long- and intermediate-term trends. During periods of market volatility, DTG will either exit the markets or ignore the volatility and maintain position to capture potential profits over the long-term. As a result, drawdowns, or periods of negative profits, can be a normal part of the business. The Company believes that DTG's trading strategy, based in part on markets' trends and counter-trends, was adversely effected by the lack of trends in the markets. Also, DTG's trading policy, during 1999, was to increase leverage in its positions at the end of a profitable day and to decrease leverage at the end of a losing day. During 1999, there were very few simultaneous profitable days. This meant that in most instances where leverage was increased at the end of a profitable day it was followed by a losing day thus increasing the loss. Conversely, since there were very few simultaneous profitable days, on most profitable days DTG had committed the lowest leverage thus decreasing the profit for that day. The Company also believes that this had an adverse effect on its 1999 results compared to 1998.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

STANDARD OF MATERIALITY

         Materiality as used in this section, "Quantitative and Qualitative Disclosures About Market Risk", is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments.

QUANTIFYING THE PARTNERSHIP'S TRADING VALUE AT RISK

         QUANTITATIVE FORWARD-LOOKING STATEMENTS
         The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the 1933 Act and Section 21E of the 1934 Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

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

                        NOVEMBER 30, 1999
                        -----------------

MARKET SECTOR             VALUE AT RISK           % OF TOTAL CAPITALIZATION
---------------         -----------------      -------------------------------
Currencies                $ 8.5 million                    15.6%
Interest Rates              8.4 million                    15.4%
Commodities                 1.9 million                     3.5%
Stock Indices               2.3 million                     4.2%
Metals                      0.8 million                     1.4%
Energy                      1.9 million                     3.4%
                          -------------                   ------

      Total               $23.8 million                    43.5%


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

         As of December 31, 1999, the Partnership held the following fixed income securities in its portfolio:

FACE VALUE     DESCRIPTION                                                VALUE
----------     -----------                                                -----
               U.S. GOVERNMENT OBLIGATIONS

$4,000,000     U.S. Treasury Notes, 5.50%, 8/31/01                    $4,027,701
   500,000     U.S. Treasury Notes, 5.50%, 7/31/01                       506,148
 4,300,000     U.S. Treasury Notes, 5.875%, 11/30/01                   4,293,535
                                                                       ---------

               Total U.S. Government Obligations
               (cost, including accrued interest, - $8,875,495)        8,827,384
                                                                       ---------

               FEDERAL AGENCY OBLIGATIONS

 1,000,000     Federal Home Loan Bank,  Agency Bond,                     989,501
                        4.875%, 1/22/02
   201,723     Federal Home Loan Mortgage Corporation Gold 7-Year
                        Balloon, 6.00%, 8/1/00                           201,713
   800,000     Federal Home Loan Mortgage Corporation, Agency Bond,      795,651
                        5.75%, 7/15/03
   100,000     Federal Home Loan Mortgage Corporation, Agency Bond,       99,275
                        5.75%, 6/15/01
 1,000,000     Federal Home Loan Mortgage Corporation, Agency Bond,    1,004,355
                        6.25%, 10/15/02
   200,000     Federal National Mortgage Association, Agency Bond,       201,758
                        6.03%, 10/23/00
 1,460,000     Federal National Mortgage Association, Agency Bond,     1,496,673
                                                                       ---------
                        6.375%, 1/16/02

               Total Federal Agency Obligations
               (cost, including accrued interest - $4,899,025)        $4,788,926
                                                                       ---------

               TOTAL FIXED INCOME SECURITIES
               (cost, including accrued interest - $13,774,520)      $13,616,310
                                                                      ==========

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

         INTEREST RATES
         Interest rate movements directly affect the price of the sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations-e.g., New Zealand and Australia. Kenmar anticipates that G-7 interest rates will remain a significant market exposure of the Partnership for the foreseeable future.

         CURRENCIES
         The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including the Euro and Japanese Yen.

         STOCK INDICES
         The Partnership's primary equity exposure is in the S & P 500. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. Kenmar anticipates little, if any trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major United States, European and Japanese indices.

         METALS
         The Partnership's primary metals market exposure is to fluctuations in the prices of silver and copper. Kenmar anticipates that gold, silver and copper will remain the primary metals market exposure for the Partnership.

         COMMODITIES
         The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Corn, soybean oil and wheat accounted for a substantial bulk of the Partnership's commodities exposure as of November 30, 1999.

         Kenmar anticipates that the Advisor will maintain an emphasis on grains and tropicals, in which the Partnership has historically taken its largest positions.

         ENERGY
         The Partnership's primary energy market exposure is to natural gas price movements, often resulting from political developments in the Middle East. Kenmar anticipates that the Advisor will maintain an emphasis on natural gas and heating oil.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Partnership as of November 30, 1999.

         FOREIGN CURRENCY BALANCES
         The Partnership's primary foreign currency balances are in Japanese yen, German marks, British pounds and French francs. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars.

         SECURITIES POSITIONS
         The Partnership's only market exposure in instruments held other than for trading is in its securities portfolio. The Partnership holds only cash or interest-bearing money market accounts, short-term Treasury bills and agency securities with durations generally less than 3 years. Violent fluctuations in prevailing interest rates could cause interim mark-to-market losses on the Partnership's securities, although substantially all of these short-term instruments are held to maturity.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of this Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized, on the 10th day of October, 2000.

                       THE DENNIS FUND LIMITED PARTNERSHIP

                       By:      Kenmar Advisory Corp., general partner


                       By: /s/ Kenneth A. Shewer
                          --------------------------------------------------
                                Kenneth A. Shewer
                                Chairman


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of October, 2000.

                       THE DENNIS FUND LIMITED PARTNERSHIP

                       By:      Kenmar Advisory Corp., general partner


                       By:  /s/ Kenneth A. Shewer
                          --------------------------------------------------
                                Kenneth A. Shewer
                                Chairman and Director
                                (Principal Executive Officer)


                       By:  /s/ Marc S. Goodman
                          --------------------------------------------------
                                Marc S. Goodman
                                President and Director


                       By:  /s/ Thomas J. DiVuolo
                          --------------------------------------------------
                                Thomas J. DiVuolo
                                Senior Vice President
                                (Principal Financial and Accounting
                                Officer for the Fund)