Form 10-Q
period 2000-09-30
FULCRUM FUND LIMITED PARTNERSHIP
filed 2000-11-14
CIK 1022174

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

                         COMMISSION FILE NUMBER: 0-23950


                       THE FULCRUM FUND LIMITED PARTNERSHIP
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

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                        QUARTER ENDED SEPTEMBER 30, 2000
                                     INDEX

                                                                                                      PAGE
                                                                                                      ----
PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Statements of Financial Condition as of September 30, 2000 (unaudited)
              and December 31, 1999 (audited)                                                            3

              Schedule of Securities as of September 30, 2000 (unaudited)                                4

              Statements of Operations for the Three Months and Nine Months Ended
              September 30, 2000 (unaudited) and 1999 (unaudited)                                        5


              Statements of Changes in Partners' Capital (Net Asset Value) for
              the Nine Months Ended September 30, 2000 (unaudited) and 1999 (unaudited)                  6

              Notes to Financial Statements (unaudited)                                               7-10

  Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                              11-13

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk


PART II - OTHER INFORMATION

  Item 2.     Changes in Securities and Use of Proceeds                                                 14

  Item 5.     Other Changes                                                                             14

  Item 6.     Exhibits and Reports on Form 8-K                                                          14

SIGNATURES                                                                                              15

                       THE FULCRUM FUND LIMITED PARTNERSHIP
                 (Formerly The Dennis Fund Limited Partnership)
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 2000 (Unaudited) and December 31, 1999 (Audited)

                                  -----------

                                                                  September 30,    December 31,
                                                                       2000           1999
                                                                   -----------     -----------
ASSETS
    Equity in broker trading accounts
       Cash                                                        $20,684,681     $ 4,415,465
       Unrealized gain on open contracts                               227,976               0
                                                                   -----------     -----------
              Deposits with broker                                  20,912,657       4,415,465

    Cash and cash equivalents                                        1,671,236      30,682,976
    Fixed income securities (cost, including
       accrued interest, - $7,440,192 and $13,774,520)               7,484,652      13,616,310
    Subscriptions receivable                                            63,921         127,813
                                                                   -----------     -----------
              Total assets                                         $30,132,466     $48,842,564
                                                                   ===========     ===========
LIABILITIES
    Accounts payable                                               $     5,741     $    72,870
    Commissions and other trading fees
       on open contracts                                                 2,799               0
    General Partner offering fee                                        83,501         136,856
    Advisor management fee                                              44,688          71,329
    Redemptions payable                                              2,433,737         828,716
                                                                   -----------     -----------
              Total liabilities                                      2,570,466       1,109,771
                                                                   -----------     -----------
PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner:
       A Units - 107.1387 units outstanding at
          September 30, 2000 and December 31, 1999                     112,569         172,443
       B Units - 278.1820 and 217.7298 units outstanding
          at September 30, 2000 and December 31, 1999                  279,255         334,048
    Limited Partners:
       A Units - 4,323.5708 and 6,263.5875 units outstanding
          at September 30, 2000 and December 31, 1999                4,542,706      10,081,458
       B Units - 22,540.5473 and 24,210.7330 units outstanding
          at September 30, 2000 and December 31, 1999               22,627,470      37,144,844
                                                                   -----------     -----------
              Total partners' capital
                  (Net Asset Value)                                 27,562,000      47,732,793
                                                                   -----------     -----------
                                                                   $30,132,466     $48,842,564
                                                                   ===========     ===========


                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                 (Formerly The Dennis Fund Limited Partnership)
                             SCHEDULE OF SECURITIES
                               September 30, 2000
                                   (Unaudited)



FIXED INCOME SECURITIES - 27.2% *

   Face Value    Description                                                   Value
   ----------    -----------                                                   -----
                 U.S. GOVERNMENT OBLIGATIONS - 13.5% *

    1,050,000    U.S. Treasury Notes, 5.75%, 8/15/03                        $1,052,104
      600,000    U.S. Treasury Notes, 6.625%, 5/31/02                          618,387
    2,000,000    U.S. Treasury Notes, 5.875%, 11/30/01                       2,031,008
                                                                            ----------
                 TOTAL U.S. GOVERNMENT OBLIGATIONS
                     (COST, INCLUDING ACCRUED INTEREST, - $3,692,648)        3,701,499
                                                                            ----------
                 FEDERAL AGENCY OBLIGATIONS - 13.7% *

      350,000    Federal Home Loan Bank Agency Bond, 4.875%, 1/22/02           346,337
    1,200,000    Federal Home Loan Mortgage Corporation Agency
                     Bond, 5.75%, 7/15/03                                    1,191,850
    2,000,000    Federal Home Loan Mortgage Corporation Agency
                     Bond, 7.00%, 2/15/03                                    2,039,769
      200,000    Federal National Mortgage Association Agency Bond,
                     6.03%, 10/23/00                                           205,197
                                                                            ----------
                 TOTAL FEDERAL AGENCY OBLIGATIONS
                     (COST, INCLUDING ACCRUED INTEREST, - $3,747,544)        3,783,153
                                                                            ----------
                 TOTAL FIXED INCOME SECURITIES
                     (COST, INCLUDING ACCRUED INTEREST, - $7,440,192)       $7,484,652
                                                                            ==========

  * Percent of September 30, 2000 Net Asset Value is shown for each category.




                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                 (Formerly The Dennis Fund Limited Partnership)
                            STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 2000 and 1999 and
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                   -----------

                                                                Three Months                       Nine Months
                                                                   Ended                              Ended
                                                                September 30,                      September 30,
                                                           2000              1999              2000              1999
                                                           ----              ----              ----              ----
INCOME
    Commodity trading gains (losses)
       Realized                                        $ (1,353,259)     $ (5,928,597)     $(13,102,449)     $  5,486,771
       Change in unrealized                                 793,270        (2,965,529)          227,976        (2,195,554)
                                                       ------------      ------------      ------------      ------------
          Gain (loss) from commodity trading               (559,989)       (8,894,126)      (12,874,473)        3,291,217
                                                       ------------      ------------      ------------      ------------
    Fixed income securities gains (losses)
       Realized                                             (50,395)          (28,338)         (150,040)         (189,129)
       Change in unrealized                                 114,421               170           202,670           (73,406)
                                                       ------------      ------------      ------------      ------------
          Gain (loss) from fixed income securities           64,026           (28,168)           52,630          (262,535)
                                                       ------------      ------------      ------------      ------------
    Interest income                                         459,924           601,203         1,668,044         1,411,493
                                                       ------------      ------------      ------------      ------------
          Total income (loss)                               (36,039)       (8,321,091)      (11,153,799)        4,440,175
                                                       ------------      ------------      ------------      ------------
EXPENSES
    Brokerage commissions                                 1,521,859           592,891         4,162,513         1,599,078
    General Partner offering fee                            258,415           422,897         1,037,129         1,052,377
    Advisor management fee                                  151,564           241,361           596,964           642,195
    Advisor incentive fee                                         0                 0                 0         2,103,117
    Operating expenses                                       60,556            75,243           196,342           119,387
                                                       ------------      ------------      ------------      ------------
          Total expenses                                  1,992,394         1,332,392         5,992,948         5,516,154
                                                       ------------      ------------      ------------      ------------
          NET (LOSS)                                   $ (2,028,433)     $ (9,653,483)     $(17,146,747)     $ (1,075,979)
                                                       ============      ============      ============      ============
A UNITS
    NET INCOME (LOSS) PER A UNIT
       (based on weighted average number of
       A Units outstanding during the period)          $     (68.59)     $    (357.57)     $    (536.71)     $      40.65
                                                       ============      ============      ============      ============
    INCREASE (DECREASE) IN NET
       ASSET VALUE PER A UNIT                          $     (76.87)     $    (358.77)     $    (558.85)     $      31.38
                                                       ============      ============      ============      ============
B UNITS
    NET (LOSS) PER B UNIT
       (based on weighted average number of
       B Units outstanding during the period)          $     (66.56)     $    (346.45)     $    (553.22)     $     (78.56)
                                                       ============      ============      ============      ============
    INCREASE (DECREASE) IN NET
       ASSET VALUE PER B UNIT                          $     (72.54)     $    (343.72)     $    (530.37)     $      13.21
                                                       ============      ============      ============      ============

                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                 (Formerly The Dennis Fund Limited Partnership)
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                  Partners' Capital
                                   -------------------------------------------------------------------------------
                                                  A Units                                B Units
                                   --------------------------------------  ---------------------------------------
                                                 General       Limited                    General       Limited
                                      Units      Partner       Partners       Units       Partner       Partners       Total
                                      -----      -------       --------       -----       -------       --------       -----
Nine Months Ended
 September 30, 2000

Balances at December 31, 1999       6,370.726  $    172,443  $ 10,081,458   24,428.462  $    334,048  $ 37,144,844  $ 47,732,793

Net (loss) for the nine months
  ended September 30, 2000                          (59,874)  (3,001,491)                   (129,793)  (13,955,589)  (17,146,747)

Additions                               0.000             0             0    5,329.147        75,000     7,980,341     8,055,341

Redemptions                        (1,940.016)            0    (2,537,261)  (6,938.880)            0    (8,542,126)  (11,079,387)
                                   ----------- ------------  ------------  ------------ ------------  ------------  ------------
 Balances at September
  30, 2000                           4,430.709 $    112,569  $  4,542,706   22,818.729  $    279,255  $ 22,627,470  $ 27,562,000
                                   =========== ============  ============  ============ ============  ============  ============
Nine Months Ended September
  30, 1999

Balances at December 31, 1998       7,030.329  $    195,979  $ 12,663,939   12,891.773  $    232,161  $ 22,467,100  $ 35,559,179

Net income (loss) for the nine
  months ended September 30, 1999       3,362       274,871                        670    (1,354,882)   (1,075,979)

Additions                               0.000             0             0   12,388.376        69,000    23,542,039    23,611,039

Redemptions                          (483.320)            0      (956,882)    (788.443)            0    (1,508,641)   (2,465,523)
                                   ----------- ------------  ------------  ------------ ------------  ------------  ------------
Balances at September 30, 1999     6,547.0086  $    199,341  $ 11,981,928  24,491.7063  $    301,831  $ 43,145,616  $ 55,628,716
                                   =========== ============  ============  ============ ============  ============  ============

                                        A Unit                                                    B Unit
              -------------------------------------------------------   ------------------------------------------------------
                              Net Asset Value Per Unit                                 Net Asset Value Per Unit
              -------------------------------------------------------   ------------------------------------------------------
              September 30,  December 31,  September 30,  December 31,  September 30,  December 31,  September 30, December 31,
                  2000          1999           1999          1998           2000           1999          1999          1998
                  ----          ----           ----          ----           ----           ----          ----          ----
                $1,050.68     $1,609.53      $1,860.59     $1,829.21      $1,003.86      $1,534.23     $1,773.97    $1,760.76
                =========     =========      =========     =========      =========      =========     =========    =========


                            See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                 (Formerly The Dennis Fund Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                  -----------


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           A.     General Description of the Partnership

                  The Fulcrum Fund Limited Partnership, formerly The Dennis Fund Limited Partnership, (the Partnership) is a Connecticut limited partnership which operates as a commodity pool. The Partnership engages in the speculative trading of futures contracts and options on futures contracts. It is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

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

           C.     Commodities

                  Gains or losses are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract purchase price and quoted market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

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

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                 (Formerly The Dennis Fund Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

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

           For managing the continuing offering of units, the General Partner receives a monthly offering fee equal to 0.25% (3% annually) of that month's beginning Net Asset Value (as defined in the Limited Partnership Agreement) of the Partnership. The General Partner rebates to One Million Dollar Investors (as defined in the Confidential Private Placement Memorandum and Disclosure Document) who invested in the Partnership prior to August 1, 2000, a monthly amount equal to two-thirds of the offering fee applicable to such One Million Dollar Investors. Additionally, effective August 1, 2000, the General Partner rebates to Three Million Dollar Investors (as defined) and Five Million Dollar Investors (as defined) a monthly amount equal to one-third and two-thirds, respectively, of the offering fee applicable to such Three Million Dollar Investors and Five Million Dollar Investors. All rebates to One Million Dollar Investors, Three Million Dollar Investors and Five Million Dollar Investors are made by issuing additional B Units.

           A portion of the brokerage commissions paid by the Partnership to the broker is, in turn, paid by the broker to the General Partner.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                 (Formerly The Dennis Fund Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                   -----------


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

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless such selling commission is waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions which amounted to $100,493 and $253,334 during the nine months ended September 30, 2000 and 1999, respectively.

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

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                 (Formerly The Dennis Fund Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

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

Note 7.    SUBSEQUENT EVENTS

           Effective November 1, 2000, Dennis Trading Group, Inc. was replaced as the commodity trading advisor of the Partnership with Beacon Management Corporation (USA) (Beacon). In addition, the Partnership hired Stonebrook Structured Products LLC's ("Stonebrook") Volatility Hedge Program, an overlay program designed to hedge the positions of traditional trend-following programs during periods identified by Stonebrook's systems as "high-risk". The Partnership has an advisory agreement with Beacon pursuant to which the Partnership will pay a monthly management fee of 1/12 of 2% (2% annually) of the month-end Net Asset Value of the subaccount (as defined in the advisory agreement) and a quarterly incentive fee equal to 20% of Net New Trading Profits (as defined). Beacon will pay up to 22.5% of its management and incentive fees to the General Partner. The Partnership has an advisory agreement with Stonebrook pursuant to which the Partnership will pay a monthly management fee equal to 1/12 of 1% (1% annually) of the month-end Net Asset Value of the subaccount (as defined) and a quarterly incentive fee equal to 10% of Net New Trading Profits (as defined). Stonebrook will pay the entire incentive fee to the General Partner. The General Partner has agreed to rebate to the Partnership all of the incentive fees it is entitled to from Beacon and Stonebrook through March 31, 2001.

           On October 10, 2000, the name of the Partnership was changed from The Dennis Fund Limited Partnership to The Fulcrum Fund Limited Partnership.

Note 8.    INTERIM FINANCIAL STATEMENTS

           The statement of financial condition as of September 30, 2000, including the September 30, 2000 schedule of securities, the statements of operations for the three months and nine months ended September 30, 2000 and 1999, and the statements of changes in partners' capital (net asset value) for the nine months ended September 30, 2000 and 1999, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2000, and the results of operations for the three months and nine months ended September 30, 2000 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The assets of the Fulcrum Fund Limited Partnership, formerly The Dennis Fund Limited Partnership, (the "Partnership") are used to engage, directly or indirectly, in the speculative trading of (1) commodities, futures contracts, forward contracts, foreign exchange commitments, exchange for physicals, swap contracts, spot (cash) commodities and other items, options on the foregoing, and any rights pertaining to the foregoing contracts, instruments or investments ("Commodities") and (2) options, warrants, or other rights and any other investment or transaction (together with the Commodities, "Investments") that the Partnership's general partner, Kenmar Advisory Corp. (the "General Partner") deems, in its sole discretion, to be consistent with the objectives of the Partnership. From time to time, a portion of such proceeds may be used for transactions in the cash markets or for interbank trading.

The assets of the Partnership are deposited with E.D. & F. Man International Inc. (the "Broker") in a trading account established by the Partnership for the commodity trading advisor and are used by the Partnership as margin to engage in trading. Such assets are held in either a non-interest bearing bank account or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. In addition, certain of the Partnership's assets may also be placed in a custodian account with a cash manager to maximize the interest earned on assets not committed as margin.

Effective November 1, 2000, Dennis Trading Group, Inc. ("DTG") was replaced as the commodity trading advisor by Beacon Management Group (the "Advisor"). In addition to replacing DTG with the Advisor, the Partnership hired Stonebrook Structured Products, LLC's ("Stonebrook") Volatility Hedge Program, an overlay program designed to hedge the positions of traditional trend-following programs during periods identified by Stonebrook's systems as "high-risk".

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

Due to the nature of the Partnership's business, the Partnership's trading results depend on the Advisor and the ability of its individual trading system to take advantage of price movement or other profit opportunities in the Investment markets. The Advisor trades in various markets at different times and prior activity in a particular market does not mean that such markets will be actively traded by an Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership can only be discussed in the context of the overall trading activities of the Partnership, the Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

In 1999 and 2000, Commodity Trading Advisors and the managed futures industry as a whole experienced their worst annualized performance since 1994. Trend-following CTAs, such as Dennis Trading Group (DTG), until October 2000, the trading advisor for the Partnership, had a particularly difficult time owing to a marked lack of trends in all but a few markets.

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

Some CTAs monitor long-term trends, some intermediate term, a few short-term. DTG's trading strategy was opportunistic but concentrated largely on long and intermediate-term trends. During periods of market volatility, DTG would either exit the markets or ignore the volatility and maintain position to capture potential profits over the long-term. As a result, drawdowns, or periods of negative profits, can be a normal part of the business. The Partnership believes that DTG's trading strategy, based in part on markets' trends and counter-trends, was adversely affected by the lack of trends in the markets. Also, DTG's trading policy, during 1999 and 2000, was to increase leverage in its positions at the end of a profitable day and to decrease leverage at the end of a losing day. During 1999 and 2000, there were very few consecutive profitable days. This meant that in most instances where leverage was increased at the end of a profitable day it was followed by a losing day thus increasing the loss. Conversely, since there were very few consecutive profitable days, on most profitable days DTG had committed the lowest leverage thus decreasing the profit for that day. The Partnership also believes that this had an adverse effect on its 2000 and 1999 results.

Set forth below is a comparison of the results of operations of the Partnership for the three-month and nine-month periods ended September 30, 2000 and 1999.

As of September 30, 2000, the Net Asset Value of the Partnership was $27,562,000, a decrease of approximately 18.52% from its Net Asset Value of $33,825,209 at June 30, 2000. The Partnership's subscriptions and redemptions for the quarter ended September 30, 2000 totaled $589,191 and $4,823,967, respectively. For the quarter ended September 30, 2000, the Partnership had revenues comprised of ($1,403,654) in realized losses, $907,691 in change in unrealized gains and $459,924 in interest income compared to revenues comprised of ($5,956,935) in realized losses, ($2,965,359) in change in unrealized losses and $601,203 in interest income for the same period in 1999. The total income for the third quarter of 2000 increased by $8,285,052 from the same period in 1999, while total expenses increased by $660,002 between these periods. The Net Asset Value per A Unit decreased 6.82% from $1,127.55 at June 30, 2000 to $1,050.68 at September 30, 2000. The Net Asset Value per B Unit decreased 6.74% from $1,076.40 at June 30, 2000 to $1,003.86 at September 30, 2000.
Approximately 77% of the Partnership net losses during the third quarter were attribute to interest rates, 10% to stock index, 9%, metals to and 4% to grains.

The Net Asset Value of the Partnership decreased $20,170,793, or 42.26% from December 31, 1999 through September 30, 2000. The Partnership's subscriptions and redemptions for the nine months ended September 30, 2000 totaled $8,055,341 and $11,079,387, respectively. For the nine months ended September 30, 2000, the Partnership had revenues comprised of ($13,252,489) in realized losses, $430,646 in change in unrealized gains and $1,668,044 in interest income compared to revenue comprised of $5,297,642 in realized gains, ($2,268,960) in change in unrealized losses and $1,411,493 in interest income for the same period in 1999. The total income for the nine months of 2000 decreased by $15,593,974 from the same period in 1999 while expenses increased by $476,794 between these periods. The Net Asset Value per A Unit decreased 34.72% from $1,609.53 at December 31, 1999 to $1,050.68 at September 30, 2000. The Net Asset Value per B Unit decreased 34.57% from $1,534.23 at December 31, 1999 to $1,003.86 at September 30, 2000. Approximately 70% of the Partnership net losses during the third quarter were attribute to interest rates, 15% to metals, 10%, grains to and 5% to energy.

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

The Partnership's trading also may be impacted by the various conflicts of interest between the Partnership and the General Partner, the Advisor, Stonebrook, the Broker, and their affiliates.

SAFE HARBOR STATEMENT

The discussions above and under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk" contain certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. Words such as "expects," "anticipates" and similar expressions have been used to identify "forward-looking statements" but are not the exclusive means of identifying such statements. A number of important factors could cause the Partnership's actual results, performance or achievements for 2000 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, risk of failure by third parties to perform according to contract terms and the factors described above and under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded. There has been no material change, during the three and nine months ended September 30, 2000, in the sources of the Partnership's exposure to market risk.

The General Partner has procedures in place intended to control the Partnership's exposure to market risk, although there can be no assurance that it will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisor selected from time to time for the Partnership, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations - both on an Advisor-by-Advisor and an overall Partnership basis. While the General Partner will not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge the Advisor to reallocate positions, or itself reallocate Partnership assets among different Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions would be unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisor itself.

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

During the third quarter of 2000, 518.5009 Units were sold for a total of $589,191.

ITEM 5. OTHER INFORMATION

On October 10, 2000, the name of the Partnership was changed from The Dennis Fund Limited Partnership to The Fulcrum Fund Limited Partnership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        A.   EXHIBITS.

             27 Financial Data Schedule.

        B.   REPORTS ON FORM 8-K.

             The Partnership filed a report on Form 8-K dated October
             3, 2000, announcing that Dennis Trading Group had been replaced as trading advisor by Beacon Management Corporation -- Meka Program.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE DENNIS FUND LIMITED PARTNERSHIP

                                      By: Kenmar Advisory Corp., general partner

Dated: November 14, 2000              By: /s/ Kenneth A. Shewer
                                          ---------------------
                                      Kenneth A. Shewer
                                      Chairman
                                      (Duly Authorized Officer of the General
                                       Partner)


Dated: November 14, 2000              By: /s/ Thomas J. DiVuolo
                                          ---------------------
                                      Thomas J. DiVuolo
                                      Senior Vice President (Principal Financial
                                      and Accounting Officer of the Registrant)