Form 10-Q/A
period 2000-09-30
FULCRUM FUND LIMITED PARTNERSHIP
filed 2000-12-05
CIK 1022174

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                                AMENDMENT NO. 1


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

                                EXPLANATORY NOTE

The Company is amending its Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (the "10-Q") to correct previously reported information in Statements of Changes in Partners' Capital (Net Asset Value) for the Nine Months Ended September 30, 2000 and 1999.


                      THE FULCRUM FUND LIMITED PARTNERSHIP
                        QUARTER ENDED SEPTEMBER 30, 2000
                                     INDEX

                                                                                                      PAGE
                                                                                                      ----
PART 1 - FINANCIAL INFORMATION

     Item 1    Financial Statements

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

               Statements of Changes in Partners Capital (Net Asset Value) for
               the Nine Months Ended September 30, 2000 (unaudited) and 1999 (unaudited)                 6

               Notes to Financial Statements (unaudited)                                              7-10

SIGNATURES

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

                                                                  Partners' Capital
                                   -------------------------------------------------------------------------------
                                                  A Units                                B Units
                                   --------------------------------------  ---------------------------------------
                                                 General       Limited                    General       Limited
                                      Units      Partner       Partners       Units       Partner       Partners       Total
                                      -----      -------       --------       -----       -------       --------       -----
Nine Months Ended
 September 30, 2000

Balances at December 31, 1999      6,370.7262  $    172,443  $ 10,081,458  24,428.4628  $    334,048  $ 37,144,844  $ 47,732,793

Net (loss) for the nine months
  ended September 30, 2000                          (59,874)  (3,001,491)                   (129,793)  (13,955,589)  (17,146,747)

Additions                              0.0000             0             0   5,329.1474        75,000     7,980,341     8,055,341

Redemptions                       (1,940.0167)            0    (2,537,261) (6,938.8809)            0    (8,542,126)  (11,079,387)
                                  -----------  ------------  ------------  ------------ ------------  ------------  ------------
 Balances at September
  30, 2000                         4,430.7095  $    112,569  $  4,542,706  22,818.7293  $    279,255  $ 22,627,470  $ 27,562,000
                                  ============ ============  ============  ============ ============  ============  ============
Nine Months Ended September
  30, 1999

Balances at December 31, 1998      7,030.3295  $    195,979  $ 12,663,939  12,891.7732  $    232,161  $ 22,467,100  $ 35,559,179

Net income (loss) for the nine
  months ended September 30, 1999                     3,362       274,871                        670    (1,354,882)   (1,075,979)

Additions                              0.0000             0             0  12,388.3767        69,000    23,542,039    23,611,039

Redemptions                         (483.3209)            0      (956,882)   (788.4436)            0    (1,508,641)   (2,465,523)
                                  ------------ ------------  ------------  ------------ ------------  ------------  ------------
Balances at September 30, 1999     6,547.0086  $    199,341  $ 11,981,928  24,491.7063  $    301,831  $ 43,145,616  $ 55,628,716
                                  ============ ============  ============  ============ ============  ============  ============

                                        A Unit                                                    B Unit
              -------------------------------------------------------   ------------------------------------------------------
                              Net Asset Value Per Unit                                 Net Asset Value Per Unit
              -------------------------------------------------------   ------------------------------------------------------
              September 30,  December 31,  September 30,  December 31,  September 30,  December 31,  September 30, December 31,
                  2000          1999           1999          1998           2000           1999          1999          1998
                  ----          ----           ----          ----           ----           ----          ----          ----
                $1,050.68     $1,609.53      $1,860.59     $1,829.21      $1,003.86      $1,534.23     $1,773.97    $1,760.76
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


                                      THE DENNIS FUND LIMITED PARTNERSHIP

                                      By: Kenmar Advisory Corp., general partner

Dated: December 4, 2000               By: /s/ Kenneth A. Shewer
                                          ---------------------
                                      Kenneth A. Shewer
                                      Chairman
                                      (Duly Authorized Officer of the General
                                       Partner)


Dated: December 4, 2000               By: /s/ Thomas J. DiVuolo
                                          ---------------------
                                      Thomas J. DiVuolo
                                      Senior Vice President (Principal Financial
                                      and Accounting Officer of the Registrant)