Form 10-K
period 2000-12-31
FULCRUM FUND LIMITED PARTNERSHIP
filed 2001-04-02
CIK 1022174

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26459

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

ITEM 1.  BUSINESS.

         The discussion below and elsewhere in this Form 10-K contains "certain forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. A number of important factors could cause the Partnership's actual growth, results, performance and business prospects and opportunities in 2001 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. These factors include, without limitation, the factors described below and elsewhere in this Form 10-K.

OVERVIEW

         The Fulcrum Fund Limited Partnership (formerly known as the Dennis Fund Limited Partnership and referred to herein as the "Partnership") was formed as a limited partnership on June 18, 1996 under the Connecticut Uniform Limited Partnership Act (the "Partnership Act"). The Partnership maintains its principal office at Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831-8150, with a telephone number of (203) 861-1000. The Partnership is engaged in the business of trading, buying, selling, spreading, swapping or otherwise acquiring, holding or disposing of commodities, futures contracts, forward contracts, foreign exchange commitments, exchange for physicals, swap contracts, spot (cash) commodities and other items, options on the foregoing, and any rights pertaining to the foregoing contracts, instruments or investments throughout the world ("Commodities"). The objective of the Partnership's business is appreciation of its assets through the speculative trading of Commodities. Although currently the Partnership's activities are intended to be limited to trading Commodities and investing capital not needed for margin purposes in securities approved by the Commodity Futures Trading Commission (the "CFTC") for investment of customer funds, the Limited Partnership Agreement of the Partnership, dated June 18, 1996 and as amended on December 15, 1997 (the "Partnership Agreement"), also permits the Partnership to trade (i) any security as defined in Section 2(1) of the Securities Act of 1933, as amended (the "1933 Act"), (ii) any option, warrant or other right on or pertaining to any of the foregoing, whether in the United States of America or anywhere else throughout the world, and (iii) any other investment or transaction that the General Partner (as defined herein) deems, in its sole discretion, to be consistent with the objectives of the Partnership (with Commodities, collectively, the "Investments").

         In June 1996, the Partnership commenced a private placement of units of limited partnership interest ("Units") in reliance on the exemptions afforded by, among others, Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder. Units are offered monthly at a price per Unit equal to the then-current Net Asset Value per Unit (as defined below) plus a selling commission equal to 5% unless such selling commission is waived in whole or in part. Since the Partnership began the private placement in 1996, through December 2000, 44,573 Units had been sold for a total of $68,739,235. The minimum subscription is $26,250 for new investors other than Employee Benefit Plans (as defined herein) or $10,500 for Employee Benefit Plans and existing limited partners of the Partnership ("Limited Partners"), which amounts include selling commissions of $1,250 and $500 respectively. "Net Asset Value" of the

Partnership in general means total assets of the Partnership, including, but not limited to, all cash and cash equivalents, accrued interest, earned discount, and open Commodities positions, less total liabilities, including, but not limited to, brokerage commissions that would be payable with respect to the closing of open Commodities positions, all as determined in accordance with the principles set forth in the Partnership Agreement or, where no such principles are specified therein, in accordance with United States generally accepted accounting principles applied on a consistent basis ("GAAP"). "Net Asset Value per Unit" means the Net Asset Value of the Partnership divided by the number of Units outstanding as of the date of determination. The value of all Commodities shall be the market value thereof. The market value of a Commodity traded on an exchange shall be based upon the settlement price on the exchange on the date of determination; provided, however, that if a Commodity could not be liquidated on the day with respect to which the assets of the Partnership are being determined, the settlement price on the first subsequent day on which the contract could be liquidated shall be the basis for determining the liquidating value thereof. The market value of a forward contract, a swap contract, or any other off-exchange contract, instrument, or transaction shall mean its market value as determined by the General Partner on a basis consistently applied.

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

         Since October, 1996, the Partnership has engaged in the speculative trading of Investments and will continue to do so until its dissolution and liquidation, which will occur on the earlier of December 31, 2026 or the occurrence of any of the events set forth in Article VIII, Section 8.1 of the Partnership Agreement.

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

         The Partnership itself does not have any employees. Rather, the General Partner, in its capacity as a CFTC-regulated CPO, employs 31 persons as of December 31, 2000 and provides the Partnership with the services of certain personnel to conduct its operational activities.

         Effective November 1, 2000, the commodity trading advisor ("CTA") to the Partnership is Beacon Management Corporation ("Beacon"), a Delaware corporation and registered CTA and CPO (the "Advisor"). Prior to that time, the Partnership's commodity trading advisor was the Dennis Trading Group. The Advisor is responsible for making the trading decisions for the Partnership. In addition, the Partnership, effective November 1, 2000, hired the Volatility Hedge Program of Stonebrook Structured Products, LLC ("Stonebrook"), an overlay program designed to hedge the positions of traditional trend-following programs during periods identified by Stonebrook's systems as "high risk." Investors should note that the Advisor is the sole advisor for the Partnership and that Stonebrook's Volatility Hedge Program is the primary mechanism for limiting the risks inherent in Beacon's trading strategy.

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

FEES AND EXPENSES

         Except as otherwise noted, the fees and expenses described are for investors who subscribe for Units on or after April 1, 1997. During the quarter ended December 31, 2000, the Partnership redeemed all of its Units subscribed for prior to April 1, 1997 (the "Redemption"). Limited Partners who subscribed for Units prior to April 1, 1997 had been charged different Advisor fees and continued to be charged those fees on those Units purchased prior to that date. As a result of the Redemption, all owners of Units pay the same Advisor fees as described below.

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

         ADVISORY FEES. As compensation for managing the Partnership, the General Partner currently receives 22.5% of the management and incentive fee of the Advisor and all of the incentive fee of Stonebrook. See "Fees to the Advisor and Stonebrook" below.

         Out of all compensation paid to the General Partner, the General Partner may also pay selling agents additional selling compensation and/or compensation for ongoing services up to 3% annually.

FEES TO THE ADVISOR AND STONEBROOK

         MANAGEMENT FEES. Pursuant to the Advisory Agreement (as defined herein), the Partnership currently pays to the Advisor and Stonebrook a monthly management fee (the "Management Fee"). The monthly Management Fee (i) payable to the Advisor is equal to 1/6 of 1% (2% annually) of the Net Asset Value of the Partnership and (ii) payable to Stonebrook is 1/12 of 1% (1% annually) of the Net Asset Value of the Partnership. The Management Fees paid for the years ended December 31, 2000, 1999, 1998 and 1997 and for the period from inception to December 31,1996 are set forth in a table on page 7 of this Form 10-K.

         INCENTIVE FEES. Pursuant to the Advisory Agreement, the Partnership currently pays (i) to the Advisor a quarterly incentive fee equal to 20% of the Net New Trading Profits and (ii) to Stonebrook a quarterly incentive fee equal to 10% of the Net New Trading Profits. The incentive fees paid for the years ended December 31, 2000, 1999, 1998 and 1997 and for the period from inception to December 31, 1996 are set forth in a table on page 7 of this Form 10-K.

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

         Pursuant to arrangements between the Advisor, Stonebrook and the General Partner: (i) the Advisor receives 77.5% and the General Partner 22.5% of the management and incentive fees payable to the Advisor, (ii) Stonebrook receives all of the management fees payable to Stonebrook, and (iii) the General Partner receives 100% of the incentive fee payable to Stonebrook.

OTHER FEES AND EXPENSES

         BROKERAGE COMMISSIONS. The Partnership's current brokerage commission expense is $10 per roundturn transaction plus administrative "give-up" fees.

         ADMINISTRATIVE AND ONGOING OPERATING FEES AND EXPENSES. The Partnership will pay all administrative and ongoing operating fees and expenses. Ordinary administrative expenses include, but are not limited to, accounting, auditing, record keeping, administration, computer and clerical expenses (including expenses incurred in preparing reports and tax information to Limited Partners and regulatory authorities, printing and duplication expenses and mailing expenses), legal fees and expenses and other expenses incurred by such persons and by the General Partner and its affiliates in providing services to the Partnership. Legal fees and expenses include outside counsel's fax and copying charges and other disbursements (such as filing fees, whether paid by the General Partner or outside counsel). Such fees were approximately 0.5% (annualized) of the Net Asset Value of the Partnership for 2000 and are not expected to exceed 0.5% of the Net Asset Value of the Partnership per year.

         EXTRAORDINARY EXPENSES. The Partnership is responsible for all extraordinary expenses (e.g., litigation expenses) incurred on behalf of the Partnership. As of December 31, 2000, the Partnership has not paid, and does not anticipate paying, any extraordinary expenses.

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

         The following chart reflects the actual fees and expenses for the periods presented.

                                                                                                 PERIOD JUNE 18, 1996
                                                                                                    (INCEPTION) TO
                                 2000               1999             1998             1997         DECEMBER 31, 1996
                                 ----               ----             ----             ----       --------------------
Brokerage
   Commissions                 $4,349,404     $   2,676,283     $  1,400,182     $    943,428              $25,235

Management Fees                   746,501           877,660          482,628          219,334               13,548

Incentive Fees                    462,919         2,103,117        3,229,070          702,920                    0

General Partner's
    Offering Fees               1,208,141         1,461,667          748,537          324,867               20,516

Operating Expenses                348,230           243,034          135,589           79,101               19,825

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

         The General Partner and the Broker (as defined herein) maintain a business relationship unrelated to their efforts on behalf of the Partnership. Thus, the General Partner has a conflict between its responsibility to negotiate an amount and form of compensation to be paid to the Broker that best serves the Partnership's interests and the General Partner's desire to maintain its business relationship with the Broker. In addition, the General Partner may receive a brokerage commission rebate from the Broker.

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

THE ADVISOR

         The Advisory Agreement (as defined herein) allows the Advisor and its principals to manage other commodity pools and managed accounts as well as trade for its own proprietary accounts. Since the Advisor trades other accounts, the Advisor is subject to conflicting demands in respect of allocating management time, services and other functions between the Partnership and such other accounts. In particular, the Advisor may have a conflict of interest when rendering advice to the Partnership because its compensation for managing some other account may differ from its compensation for managing the Partnership's account, and therefore may provide an incentive to favor such other account.

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

THE BROKER

         The Broker effects transactions for other customers (including public and private commodity pools) who may compete with the Partnership's transactions, including with respect to priorities of order entry. In addition, employees of the Broker may trade for their own accounts. Since the identities of the purchaser and seller are not disclosed until after the trade, it is possible that a Broker could effect transactions for the Partnership in which the other parties to the transactions are that Broker's officers, directors, employees, customers or affiliates. Such persons might also compete with the Partnership in making purchases or sales of Commodities without knowing that the Partnership is also bidding on such Commodities. Since orders are filled in the order in which they are received by a particular floor broker, transactions for any of such persons might be executed when similar trades for the Partnership are not executed or are executed at less favorable prices. However, in entering orders for the Partnership and such other customer accounts, the Broker will attempt to achieve an equitable treatment of all accounts, including with respect to priorities of order entry and allocations of executed trades. In addition,

CFTC regulations prohibit a futures commission merchant ("FCM") from utilizing its knowledge of one customer's trades for its own or its other customers' benefit.

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

         A forward contract is a contractual obligation to purchase or sell a specified quantity of a Commodity at or before a specified date in the future at a specified price and, therefore, is similar to a futures contract. Forward contracts, however, are not traded on exchanges and, as a consequence, investors in forward contracts are not afforded the regulatory protections of such exchanges or the CFTC; rather, banks and dealers act as principals in such markets. Neither the CFTC nor banking authorities regulate trading in forward contracts on currencies, and non-United States banks may not be regulated by any United States governmental agency. The principals who deal in the forward contract markets are not required to continue to make markets in the forward contracts they trade. There have been periods during which certain participants in forward markets have refused to quote prices for contracts or have quoted prices with an unusually wide spread between the price at which they are prepared to buy and that at which they are prepared to sell.

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

         The Partnership will determine the Partnership's assets in United States dollars. Unless the Partnership hedges itself against fluctuations in exchange rates between the United States dollar and the currencies in which trading is done on such non-United States exchanges, any profits that the Partnership might realize in such trading could be eliminated as a result of adverse changes in exchange rates, and the Partnership could even incur losses as a result of any such changes. The Partnership, in general, does not intend to hedge itself against such fluctuations.

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

THE ADVISOR AND STONEBROOK

         The Advisor is responsible for making the trading decisions for the Partnership. In addition, the Partnership, effective November 1, 2000, hired Stonebrook's Volatility Hedge Program, an overlay program designed to hedge the positions of traditional trend-following programs during periods identified by Stonebrook's systems as "high risk." Investors should note that the Advisor is the sole advisor for the Partnership and that Stonebrook's Volatility Hedge Program is the primary mechanism for limiting the risks inherent in Beacon's trading strategy.

         The Advisor and Stonebrook have prepared the following descriptions. These descriptions are summaries and are therefore qualified in their entirety by reference to the detailed descriptions contained in the Advisor's and Stonebrook's disclosure documents, copies of which may be obtained by a prospective investor upon request to the General Partner. Due to the confidential and/or proprietary nature of most of the information, such as trading methods and strategies and the performance tables, the General Partner is relying on the Advisor and Stonebrook for the accuracy thereof.

THE ADVISOR

         Beacon Management Corporation has been selected as the Partnership's Advisor for its aggressive trading program (Meka), which offers the potential for high returns, albeit with commensurate risk. The Advisor employs a computerized system to determine trading signals. This system can be considered a "longer-term, technical trend-following" system. The nature of such long-term, trend-following systems, in general, is that they are most vulnerable, or "at risk", as trends mature and prices become overextended. During these periods, when prices move swiftly in a CTA's favor, large unrealized profits accrue while exit (stop) levels remain far from the current market price. Thus, when these trends reverse, trend-following systems often suffer large givebacks of unrealized gains. Thus, performance of technical trend-following systems can be quite cyclical and, with aggressive strategies such as Meka, volatile.

         In an effort to address the potential for high volatility in the Advisor's Meka program, an additional advisor has been selected. This advisor, Stonebrook Structured Products LLC, will serve as the Partnership's "Overlay Provider" through use of its Volatility Hedge Program ("VHP"). VHP is an overlay program designed to pinpoint high-risk periods in market trends and to "hedge" the high-risk positions of a trend-following program in an effort to mitigate risk and improve the overall risk: return profile relative to that of a stand-alone, trend-following program. VHP is a fully systematized, long-only, options-based trading program that hedges those positions identified by VHP as being at a high risk for trend reversal. Options are purchased (never sold) to hedge the high-risk positions of the underlying trend-following program -- in this case, the Advisor's Meka program. VHP generally trades infrequently, and only during the highest-risk situations as identified by the VHP system.

         It must be underscored that the inclusion of VHP does not change the overall aggressive nature of the Partnership nor the high risk that accompanies the potential for high returns. There is no assurance that Stonebrook's VHP program will hedge every position during every trend - VHP trades only under the most unique conditions. As a result, the Partnership's risk on Meka's performance may not be improved (i.e., lowered) through the inclusion of VHP during any one specific losing period or on any individual trade. The inclusion of VHP is intended to improve, over the long-term, the Partnership's overall volatility relative to the volatility of the Meka program alone, and thus to improve the Partnership's overall risk-adjusted returns. VHP may not improve every measure of risk - for example, using VHP may not mitigate the peak-to-valley drawdown of Meka alone. In fact, no representation can be made that VHP will have any positive impact on the Partnership's performance at all.

BEACON MANAGEMENT CORPORATION

         Beacon Management Corporation is a Delaware corporation located at 47 Hulfish Street, Princeton, New Jersey 08542, with telephone number 609-924-5395. The Advisor offers managed trading programs in futures and options. The Advisor develops and implements computer systems that integrate futures research, trading, money management, and investment accounting. The principals of the Advisor are Grant W. Schaumburg Jr., Mark S. Stratton, Thomas J. Nash and Karen
L. Zaramba, John W. Fryback and John C. Plimpton.

         The Advisor continues the futures trading advisory business formerly conducted by Beacon Management Corporation N.V., a Netherlands Antilles corporation formed by Commodities Corporation in September 1982, and by Comtrade Associates, a partnership founded in 1977. The Advisor began trading client accounts in July 1980 and currently manages approximately $130 million. The Advisor is registered as a commodity trading advisor and commodity pool operator and is a member of the National Futures Association. Comtrade Associates registered as a commodity trading advisor in June 1978, and the Advisor registered in September 1982.

DESCRIPTION OF MEKA PROGRAM

         The Meka program aggressively invests in a broad array of globally diversified assets using proprietary trading systems and portfolio allocation software. The program's objective is to use diversification and leverage to earn long-run returns from a variety of markets. Meka is executed in the futures markets, which provide excellent liquidity, facilitate asset allocation shifts, and offer flexible leverage. Meka generally maintains investments in the following markets:

o global equity indices, such as U.S. large and small cap, Japanese, Australian, and European markets;

o global bonds indices, such as U.S. long and intermediate Treasuries, and European bonds;

o currency cross rates, such as the U.S. dollar vs. the Japanese Yen, the Euro, the British Pound, the Canadian Dollar, and the Australian dollar;

o        energy markets, such as crude oil, gasoline, and natural gas;

o        metals, such as gold, silver, and copper; and

o        world commodity markets, such as grains, meats, coffee, and sugar.

         The implementation of Meka is quantitative and computer-based. Meka allocates exposure to each market based on the relationships among the different markets and among the trading systems. Exposure in many markets can be short or long, depending on various market conditions: the trading systems are predominantly trend-following in nature. Several different analytical approaches are employed in the portfolio, including (but not limited to) approaches based on moving averages, breakouts, option replication, and volatility. They vary from short-term methods that trade almost every day to long-term methods that sometimes hold positions for over a year.

STONEBROOK

MANAGER'S BACKGROUND

         Stonebrook Structured Products is a New York-based financial engineering firm founded by Dr. Jerome Abernathy in 1993. Since then, the group has evolved into an asset management and consulting firm managing more than $380 million in a variety of investment strategies, many of them customized for individual clients. Utilizing a team approach, Stonebrook focuses on developing solution-based investment strategies for its clients.

         Dr. Jerome Abernathy is managing partner at Stonebrook. Prior to starting Stonebrook in 1993, Dr. Abernathy was director of research at Moore Capital Management in New York. Prior to joining Moore, he was manager of the analytical trading group at Merrill Lynch in New York. He began his career at Morgan Stanley where he was a trader in the analytical proprietary trading group. Dr. Abernathy holds a Ph.D. in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology where he also attended the Sloan School of Management.

VOLATILITY HEDGE PROGRAM

         Stonebrook's Volatility Hedge Program (VHP) is an options-based technical system designed to reduce the risk associated with trend-following portfolios. VHP is employed as an overlay to protect profits against market reversals. As trends in the global futures markets accelerate rapidly, many traditional trend-following programs are at risk of giving back unrealized profits. This is due in part to the fact that the distance from the stop levels employed by the trend-following managers often trail behind the market move. By purchasing either puts or calls depending on the direction of the trend (puts during upward trends, calls during downward trends), VHP effectively protects these unrealized gains at limited cost. By adjusting the parameters and instruments traded to match those of the underlying portfolio, VHP is customized for each client in order to provide optimum results. Performance, therefore, will vary from client to client.

THE ADVISORY AGREEMENT

         To utilize the commodity trading advice of the Advisor and Stonebrook, the Partnership has entered into a management agreement (the "Advisory Agreement") with the Advisor and Stonebrook. Set forth below is a brief description of certain points of the Advisory Agreement.

         INDEMNIFICATION. The Partnership has agreed to indemnify the Advisor and Stonebrook from and against any loss, liability, claim, demand, damage, cost or expense (including reasonable attorneys' and accountants' fees) arising out of the Advisor's or Stonebrook's performance of its services except for certain actions by the Advisor or Stonebrook, including but not limited to (i) a material breach of the Advisory Agreement; (ii) an act of, or omission to act due to, breach of fiduciary duty, bad faith, misconduct or negligence by the Advisor, Stonebrook, or its respective principals; or (iii) a materially misleading or untrue statement of material fact contained in the Advisor's or Stonebrook's disclosure document or an omission to state therein a material fact required to be stated therein or necessary to make the statements therein not materially misleading.

         The Advisor and Stonebrook shall be liable to the Partnership for, and shall indemnify, hold harmless, and defend the Partnership from and against, any loss, liability, claim, demand, damage, cost and expense (including reasonable attorneys' and accountants' fees), to which the Partnership may become subject arising out of or based upon an act, omission, conduct or activity of the Advisor or Stonebrook arising from (i) a material breach of any term of the Advisory Agreement; (ii) an act of, or omission to act due to, breach of fiduciary duty, bad faith, misconduct or negligence by the Advisor or Stonebrook; or (iii) a materially misleading or untrue statement of material fact contained in the Advisor's or Stonebrook's disclosure document or an omission to state therein a material fact required to be stated therein or necessary to make the statements therein not materially misleading.

         STATUS. The Advisor and Stonebrook are, and for all purposes shall be deemed to be, independent contractors and, unless otherwise expressly provided in the Advisory Agreement or with the prior written authorization of the Partnership, the Advisor, Stonebrook and their respective principals shall have no authority to act for or represent the Partnership in any way and shall not otherwise be deemed to be an agent of the Partnership. The Advisor and Stonebrook are neither sponsors nor promoters of the Partnership.

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

         At any given time, the Broker is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of the date of this registration statement, expected to have a material effect upon its condition, financial or otherwise or to the services it will render to the Partnership. There have been no material, administrative, civil or criminal proceedings pending on appeal or concluded against the Broker or its principals within five years preceding the date of this report.

         The Broker acts only as clearing broker for the Partnership and as such is paid commissions for executing and clearing trades on behalf of the Partnership. The Broker has not passed upon the adequacy or accuracy of this report. The Broker neither will act in any supervisory capacity with respect to the General Partner nor participate in the management of the General Partner or the Partnership. Therefore, prospective investors should not rely on the Broker in deciding whether or not to participate in the Partnership.

CUSTOMER AGREEMENT

         The Partnership and the Broker have entered into a non-exclusive customer agreement (the "Customer Agreement") that provides that the Broker may execute some, and clear all, transactions by or on behalf of the Partnership in accordance with the instructions of the Advisor. The Broker is responsible for holding and maintaining certain Partnership assets; execution of some and clearance of all foreign currency Commodity transactions; preparation and transmittal of daily confirmations of transactions and monthly statements of account; calculation of equity balances and margin requirements, and similar transaction-related administrative functions. The Customer Agreement provides that the Partnership will post margin as required. For a description of the brokerage commissions payable, see "Item 1. Business -- Fees and Expenses--Other Fees and Expenses".

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         There is no established public trading market for the Units.

HOLDERS

         There were approximately 466 holders of Units at March 15, 2001.

DIVIDENDS

         Pursuant to the Partnership Agreement, distributions of profits, if any, will be made at the sole discretion of the General Partner. As of March 15, 2001 the General Partner had not made, and the General Partner does not currently intend to make, any distributions.

RELATED STOCKHOLDER MATTERS

         In June 1996, the Partnership commenced a private placement of Units in reliance on the exemptions afforded by, among others, Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder. Similar reliance has been placed on available exemptions from securities qualification requirements under applicable state securities laws. Units are offered monthly at a price per Unit equal to the then-current Net Asset Value per Unit plus a selling commission equal to 5% unless such selling commission is waived in whole or in part. The minimum subscription is $26,250 for new investors other than benefit plan investors (within the meaning of Department of Labor Regulation ss.ss. 2510.3-101(f)(2) ("Employee Benefit Plans") that meet the minimum investment requirements that otherwise apply to prospective subscribers for Units, or $10,500 for Employee Benefit Plans and existing Limited Partners, which amounts include selling commissions of $1,250 and $500, respectively. A subscriber may subscribe for Units in excess of the foregoing minimum amount in increments of $1000. As of the date hereof, Units are continuing to be offered, and there is no maximum number of Units that may be purchased or sold.

         During the fourth quarter of 2000, 40.1342 Units were sold for a total of $44,140.

ITEM 6.  FINANCIAL INFORMATION.

SELECTED FINANCIAL DATA

         The following Selected Financial Data is derived from the audited financial statements of the Partnership for the years ended December 31, 2000, 1999, 1998 and 1997 and for the period June 18, 1996 (inception) to December 31, 1996. The Partnership commenced trading operations on October 9, 1996. See "Index to Financial Statements" at page F-1.


                                                                YEAR ENDED                          PERIOD ENDED
                                      ----------------------------------------------------------    DECEMBER 31,
                                           2000           1999            1998          1997            1996
                                      --------------  -------------   ------------  ------------  ----------------
Total Assets                          $   23,765,608  $  48,842,564   $ 35,864,129  $ 13,814,909  $      6,641,963
Total Partners' Capital                   22,158,555     47,732,793     35,559,179    13,550,922         6,535,088
Total Income                              (7,037,125)    (1,045,642)    12,380,097     4,056,330            25,541
Total Expenses                             7,115,195      7,361,761      5,996,006     2,269,650            79,124
Net Income (Loss)                        (14,152,320)    (8,407,403)     6,384,091     1,786,680           (53,673)

A Units
     Net Asset Value Per A Unit       $     1,199.29  $    1,609.53   $   1,829.21  $   1,283.62  $       1,081.40
                                      ==============  ==============  ============  ============  ================

Net Income (Loss) Per A Unit (Based
     on weighted average number of
     A Units outstanding during the
     period)                          $      (499.98) $     (196.68)  $     555.83  $     130.21  $         (21.29)
                                      ==============  =============   ============  ============  ================

     Increase (Decrease) in Net
     Asset Value Per A Unit           $      (410.24) $     (219.68)  $     545.59  $     202.22  $          81.40
                                      ==============  =============   ============  ============  ================

B Units
     Net Asset Value Per B Units      $      1,145.25 $     1,534.23  $    1,760.76 $    1,253.94
                                      =============== ==============  ============= =============

Net Income (Loss) Per Unit (Based
     on weighted average number
     of B Units outstanding during
     the period)                      $       (485.55) $     (370.99) $      307.36 $      285.90
                                      =============== ==============  ============= =============

Increase (Decrease) in Net Asset
Value Per B Unit                      $       (388.98) $     (226.53) $      506.82 $      198.02
                                      =============== ==============  ============= =============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion below and elsewhere in this Form 10-K contains "forward looking" information that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. A number of important factors could cause the Partnership's actual growth, results, performance and business prospects and opportunities in 2001 and beyond to differ materially from those expressed in, or implied by, any such forward looking information.

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

         In 1999, Commodity Trading Advisors and the managed futures industry as a whole experienced their worst annualized performance since 1994. Trend-following CTAs, such as Dennis Trading Group (DTG), the former trading advisor for The Fulcrum Fund Limited Partnership, had a particularly difficult time owing to a marked lack of trends in all but a few markets. In November 2000, DTG resigned as the Advisor and was replaced by the Meka program of the Beacon Management Corporation ("Beacon"). That replacement coincided with a shift in the market environment as trends began to emerge throughout the global marketplace. In fact, for many commodities trading advisors, the fourth quarter of 2000 proved to be a very favorable period, as these trends were of sufficient magnitude and duration to lift many trading advisors into positive territory for the year. For the industry as a whole it was one of the strongest performance periods in recent memory.

         In general, CTAs analyze the movement of prices in the commodity and financial futures markets to identify trends and the opportunities for profit which accompany them. Because a CTA can take long or short positions in the futures markets, the direction of a trend is less important than the existence of a trend itself. The Beacon Management Corporation or another CTA has the potential to generate profits when prices are identified as trending downward, by going short or selling ahead of a price decline, and when prices appear to be trending upward, by going long or buying ahead of the rise in price. When prices are moving sideways (i.e., with little movement up or down) or are exhibiting significant short-term volatility (such as rapid intra-day or inter-day price swings) trends are few and far between, and CTA profits can be flat or negative.

         Some CTAs monitor long-term trends, some intermediate term, a few short-term. Beacon's trading strategy concentrates largely on long-term trends. The globally diversified portfolio is usually invested in all markets at all times, in varying degrees depending on current market volatility and price trends. DTG, the Partnership's former trading advisor, followed a strategy similar to Beacon's. The Partnership has hired Stonebrook's Volatility Hedge Program to mitigate risk during periods of market volatility. During 2000 and 1999, DTG's trading policy was to increase leverage in its positions at the end of a profitable day and to decrease leverage at the end of a losing day. During 1999, there were very few consecutive profitable days. This meant that in most instances where leverage was increased at the end of a profitable day it was followed by a losing day thus increasing the loss. Conversely, since there were very few consecutive profitable days, on most profitable days DTG had committed the lowest leverage thus decreasing the profit for that day. The Company also believes that this had an adverse effect on its 1999 results compared to 1998.

         Set forth below is a summary of the results of operations of the Partnership for the calendar years 1998 through 2000.

         As of December 31, 2000, the Net Asset Value of the Partnership was $22,158,555, a decrease of approximately 53.58% from its Net Asset Value of $47,732,793 at December 31, 1999. The Partnership's 2000 subscriptions and redemptions totaled $8,099,481 and $19,521,399, respectively. For the year ended December 31, 2000, the Partnership had revenues comprised of ($14,184,423) in realized losses, $5,159,280 in unrealized gains and $1,988,018 in interest income. For that same year, the Partnership had expenses consisting of $4,349,404 in brokerage commissions, $746,501 in management fees, $462,919 in incentive fees, $1,208,141 in General Partner's offering fees and $348,230 in operating expenses. This resulted in the Partnership having a net loss of ($14,152,320). The Net Asset Value per A Unit at December 31, 2000 decreased 25.49% from $1,609.53 at December 31, 1999 to $1,199.29 at December 31, 2000.
The Net Asset Value per B Unit at December 31, 2000 decreased 25.35% from $1,534.23 at December 31, 1999 to $1,145.25 at December 31, 2000. Approximately 63% of the Partnership's net losses during the year ended December 31, 2000 were attributable to global interest rates, 21% to metals, 14% to grains and 2% to tropicals.

         As of December 31, 1999, the Net Asset Value of the Partnership was $47,732,793, an increase of 34.23% from its Net Asset Value of $35,559,179 at December 31, 1998. The Partnership's 1999 subscriptions and redemptions totaled $27,390,118 and $6,809,101, respectively. For the year ended December 31, 1999, the Partnership had revenue comprised of ($1,459,043) in realized losses, ($1,539,030) in unrealized losses and $1,952,431 in interest income. For that same period, the Partnership had expenses comprised of $2,676,283 in brokerage commissions, $877,660 in management fees, $2,103,117 in incentive fees, $1,461,667 in General Partner offering fees and $243,034 in operating expenses. This resulted in the Partnership having a net loss of ($8,407,403) for that period. For the year ended December 31, 1999, the Net Asset Value of Class A Units decreased 12.01% from $1,829.21 at December 31, 1998 to $1,609.53 and the Net Asset Value of Class B Units decreased 12.87% from $1,760.76 to $1,534.23. Approximately 58% of the Partnership's net losses during the year ended December 31, 1999 were attributable to global interest rates, 7% to U.S. stock indices, 11% to metals, 23% to tropicals, and 1% to meats.

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

                                  RISK FACTORS

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

         PRIMARY TRADING AND NON-TRADING RISK EXPOSURES

         The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, general economic conditions and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

         MEANS OF MANAGING RISK EXPOSURE

         The means by which the Partnership and the Advisor attempt to manage the risk of the Partnership's open positions is essentially the same in all market categories traded. The Advisor applies its own risk management policies to its trading. These policies generally limit the total exposure that may be taken per "risk unit" of assets under management. The Advisor also follows diversification guidelines (often formulated in terms of the maximum margin which they will commit to positions in any one contract or group of related contracts), as well as imposing "stop-loss" points at which open positions must be closed out. In addition, the Partnership uses Stonebrook's Volatility Hedge Program to hedge the positions of the Advisor in certain circumstances. Occasionally, the Advisor will limit the market exposure of its Partnership account through acquiring put or call options which "collar" the risk of open positions. However, because of the typically high degree of liquidity in the markets traded by the Partnership and the expense of acquiring options, the Advisor mostly relies on stop-loss policies, requiring the liquidation of positions once losses of a certain magnitude have been incurred.

         The General Partner controls the risk of the Partnership's non-trading instruments (interest-bearing securities held for cash management purposes) - the only Partnership investments, as opposed to Advisor selections, directed by the General Partner-generally limiting the duration of such instruments to no more than 3 years.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Partnership's financial statements, together with the auditor's report thereon, are included on pages F-1 through F-10 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The General Partner, Kenmar Advisory Corp., is the sole general partner of the Partnership. The General Partner, is a corporation which was originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996. The General Partner has been registered with the CFTC as a CPO and a member in good standing of the NFA in such capacity since February 1984. Its address is Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831-8150 and its telephone number is (203) 861-1000. It is owned equally and indirectly by Messrs. Shewer and Goodman. The directors and executive officers of the General Partner currently are as follows:

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

SIGNIFICANT EMPLOYEES OF THE GENERAL PARTNER

         MR. THOMAS J. DIVUOLO, age 41, Senior Vice President responsible for account administration, oversight and risk management, joined the General Partner in March 1989. From 1982 through 1984, Mr. DiVuolo was employed by Balfour Maclaine International Ltd. working in the commodity accounting and compliance areas. From 1984 through 1986 he was employed at E.F. Hutton and Company, Inc. as a manager of commodity regulatory reporting. From 1986 until he joined the General Partner in 1989, Mr. DiVuolo worked for Lloyds International Trading, a commodity trading division of Lloyds Bank. Mr. DiVuolo is a 1982 graduate of Pace University with a B.B.A. degree in Public Accounting. He received his M.B.A. in Finance from Wagner College in 1990.

         MR. GARY J. YANNAZZO, age 48, Senior Vice President and Chief Financial Officer, joined the General Partner in August 1997. From March 1992 to July 1995, he was Senior Vice President and Controller of Mettallgesellschaft Corp., a diversified commodity marketing and trading company, with 30 worldwide subsidiaries and $5 billion in annual revenues. From January 1990 through February 1992, Mr. Yannazzo was President, Chief Executive Officer and part owner of Holland Mortgage Corporation. From December 1982 through November 1989, Mr. Yannazzo was First Vice President of Security Capital Corporation, a publicly traded financial services company and affiliate of Smith Barney, Inc. From June 1975 through November 1982, Mr. Yannazzo was with Arthur Andersen & Co., serving as an Audit Manager from June 1980. From August 1995 until he joined the General Partner, Mr. Yannazzo was a private consultant, engaged primarily in projects and ventures in the commodity and derivative areas. Mr. Yannazzo received his B.S. in business administration from Seton Hall University in 1975 and his certified public accountant certification in 1977.

         MS. JOANNE D. ROSENTHAL, age 35, Senior Vice President and Director of Research, joined the General Partner in October 1999. Prior to joining the General Partner, Ms. Rosenthal spent 9 years at The Chase Manhattan Bank, in various positions of increasing responsibility. From July 1991 through April 1994, she managed the Trade Execution Desk and from May 1994 through September 1999, she was a Vice President and Senior Portfolio Manager of Chase Alternative Asset Management, Inc. Ms. Rosenthal received a Masters of Business Administration in Finance from Cornell University and a Bachelor of Arts in Economics from Concordia University in Montreal, Canada.

         MR. MARK M. ROSSOW, age 48, Senior Vice President and General Counsel, joined the General Partner in August 2000. From October 1998 until July 2000, Mr. Rossow was a partner in the law firm of Snow Becker Krauss P.C. From May 1994 until September 1998, Mr. Rossow was a partner in the law firm of Amon & Sabatini. Prior to that, Mr. Rossow was in-house counsel to the international accounting firm BDO Seidman. Mr. Rossow has served on the staff of the United States Securities and Exchange Commission. Mr. Rossow earned a B.A. degree from Syracuse University in 1975 and a J.D. degree from the University of Michigan in 1978. He was admitted to practice law in 1979.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the General Partner and the directors of the General Partner to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons also are required to furnish the Partnership with copies of all Section 16(a) forms they file. Based solely on its review of copies of such forms received by it, the Partnership notes that during 2000, Messrs. Shewer and Goodman and the General Partner were untimely in reporting [5] transactions. The

Partnership believes that all other Section 16(a) filing requirements applicable to the reporting persons were complied with by them.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Partnership has no directors or officers. The Partnership delegates all management of the Partnership's affairs to the General Partner. As of December 31, 2000, the General Partner owned 204.7556 Units of general partnership interest, representing a 1.06% investment in the Partnership. The General Partner is indirectly and equally owned by Messrs. Kenneth A. Shewer and Marc S. Goodman.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The General Partner is the sole general partner of the Partnership and manages and conducts the business of the Partnership. The Partnership Agreement provides that the General Partner may be compensated in such form(s) and in such amount as the General Partner, in its sole discretion, shall determine, after giving due weight to industry standards. As more fully described in Item 1 hereto, to compensate the General Partner for its management and operations of the Partnership, its management and monitoring of the portfolio of the Advisor, the General Partner currently receives 22.5% of the Advisor's management and incentive fee, all of Stonebrook's incentive fee, and an offering fee. For the year ended December 31, 2000, the General Partner received $369,383 in management fees, $0 in incentive fees and $1,208,141 in offering fees. See "Item
1. Business - Fees and Expenses - Fees to the Advisor." In addition, because the General Partner negotiated a brokerage commission rate for the Partnership which is generally lower than the rate available to the public, the General Partner may receive from the Broker a portion of the brokerage commissions paid by the Partnership to the Broker. See "Item 1. Business--Fees and Expenses--Fees to the General Partner".

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

         (a) The following financial statements of the Partnership, with the independent auditor's report, are filed as part of this Form 10-K:

                  (1) The following documents are filed as part of this Form 10-K;

         Independent Auditor's Report
         Statements of Financial Condition as of December 31, 2000 and 1999 Schedule of Securities as of December 31, 2000
         Statements of Operations for the Years Ended December 31, 2000, 1999
                  and 1998
         Statements of Changes in Partners' Capital (Net Asset Value)
                  For the Years Ended December 31, 2000, 1999 and 1998
         Notes to Financial Statements

                  (2) All Financial Schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements:

                  (3) The following exhibits are filed with this report and incorporated by reference by reference as set forth below:

    Exhibit No.   Description

         3.1 Amended Certificate of Limited Partnership for The Fulcrum Fund Limited Partnership.


         3.2 Limited Partnership Agreement of The Fulcrum Fund Limited Partnership, dated June 18, 1996 as amended December 15, 1997 and further amended October 10, 2000.


         10.1 Customer Agreement between the Partnership and E.D. & F. Man International Inc., dated August 27, 1996 incorporated herein by reference to the Registrant's Registration Statement on Form 10 dated June 22, 1999.

         10.2 Cover Letter and Model Sub-Advisory Agreement between The Fulcrum Fund Limited Partnership and Beacon Management Corporation dated January 1, 1998.

         10.3 Cover Letter and Model Sub-Advisory Agreement between The Dennis Fund Limited Partnership and Stonebrook Structured Products, LLC dated January 1, 1998.

                      THE FULCRUM FUND LIMITED PARTNERSHIP

                                   ---------
                                TABLE OF CONTENTS
                                   ---------

                                                                              PAGES
                                                                              -----
Independent Auditor's Report                                                   F-1

Financial Statements

    Statements of Financial Condition
       December 31, 2000 and 1999                                              F-2

    Schedule of Securities
       December 31, 2000                                                       F-3

    Statements of Operations For the Years
       Ended December 31, 2000, 1999 and 1998                                  F-4

    Statements of Changes in Partners' Capital (Net Asset Value)
       For the Years Ended December 31, 2000, 1999 and 1998                    F-5

    Notes to Financial Statements                                         F-6 - 10

              [ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT


To the Partners
The Fulcrum Fund Limited Partnership


We have audited the accompanying statements of financial condition of The Fulcrum Fund Limited Partnership as of December 31, 2000 and 1999, including the December 31, 2000 schedule of securities, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2000 and 1999, by correspondence with brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fulcrum Fund Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and the changes in its net asset values for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.


                                    /s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland
February 6, 2001

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2000 and 1999
                                   ---------


                                                               2000          1999
                                                           -----------   -----------
ASSETS
    Equity in broker trading accounts
       Cash                                                $14,619,061   $ 4,415,465
       Unrealized gain on open contracts                     4,921,853             0
                                                           -----------   -----------

              Deposits with broker                          19,540,914     4,415,465

    Cash and cash equivalents                                  462,653    30,682,976
    Fixed income securities (cost, including
       accrued interest, - $3,652,487 and $13,774,520)       3,731,704    13,616,310
    Subscriptions receivable                                    30,337       127,813
                                                           -----------   -----------

              Total assets                                 $23,765,608   $48,842,564
                                                           ===========   ===========

LIABILITIES
    Accounts payable                                       $    57,310   $    72,870
    Commissions and other trading fees
       on open contracts                                        35,355             0
    General Partner offering fee                               102,107       136,856
    Advisor management fees                                    107,359        71,329
    Advisor incentive fees                                     462,919             0
    Redemptions payable                                        842,003       828,716
                                                           -----------   -----------

              Total liabilities                              1,607,053     1,109,771
                                                           -----------   -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner:
       A Units - 0.0000 and 107.1387 units outstanding
          at December 31, 2000 and 1999                              0       172,443
       B Units - 204.7556 and 217.7298 units outstanding
          at December 31, 2000 and 1999                        234,496       334,048
    Limited Partners:
       A Units - 2,904.2257 and 6,263.5875 units
          outstanding at December 31, 2000 and 1999          3,483,015    10,081,458
       B Units - 16,102.2054 and 24,210.7330 units
          outstanding at December 31, 2000 and 1999         18,441,044    37,144,844
                                                           -----------   -----------

              Total partners' capital
                  (Net Asset Value)                         22,158,555    47,732,793
                                                           -----------   -----------

                                                           $23,765,608   $48,842,564
                                                           ===========   ===========



                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                             SCHEDULE OF SECURITIES
                                December 31, 2000
                                   ---------



FIXED INCOME SECURITIES 16.8% *

     Face Value   Description                                                Value
     ----------   -----------                                                -----
                  U.S. GOVERNMENT OBLIGATIONS 9.7% *

         900,000  U.S. Treasury Notes, 5.875%, 11/30/01                     $  907,078
       1,200,000  U.S. Treasury Notes, 5.75%, 8/15/03                        1,243,439
                                                                            ----------

                  TOTAL U.S. GOVERNMENT OBLIGATIONS
                      (COST, INCLUDING ACCRUED INTEREST, - $2,115,577)       2,150,517
                                                                            ----------

                  FEDERAL AGENCY OBLIGATIONS 7.1% *

       1,500,000  Federal Home Loan Mortgage Corporation,
                      Agency Bond, 7.00%, 2/15/03
                      (COST, INCLUDING ACCRUED INTEREST, - $1,536,910)       1,581,187
                                                                            ----------

                  TOTAL FIXED INCOME SECURITIES
                      (COST, INCLUDING ACCRUED INTEREST, - $3,652,487)      $3,731,704
                                                                            ==========

   * Percent of December 31, 2000 Net Asset Value is shown for each category.




                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2000, 1999 and 1998
                                   ---------


                                                              2000            1999            1998
                                                         ------------    ------------    ------------
INCOME
    Commodity trading gains (losses)
       Realized                                          $(14,054,348)   $ (1,225,471)   $ 10,291,095
       Change in unrealized                                 4,921,853      (1,383,936)        955,139
                                                         ------------    ------------    ------------

              Gain (loss) from commodity trading           (9,132,495)     (2,609,407)     11,246,234
                                                         ------------    ------------    ------------

    Fixed income securities gains (losses)
       Realized                                              (130,075)       (233,572)         82,923
       Change in unrealized                                   237,427        (155,094)        (12,128)
                                                         ------------    ------------    ------------

              Gain (loss) from fixed income securities        107,352        (388,666)         70,795
                                                         ------------    ------------    ------------

    Interest income                                         1,988,018       1,952,431       1,063,068
                                                         ------------    ------------    ------------

              Total income (loss)                          (7,037,125)     (1,045,642)     12,380,097
                                                         ------------    ------------    ------------

EXPENSES
    Brokerage commissions                                   4,349,404       2,676,283       1,400,182
    General Partner offering fee                            1,208,141       1,461,667         748,537
    Advisor management fees                                   746,501         877,660         482,628
    Advisor incentive fees                                    462,919       2,103,117       3,229,070
    Operating expenses                                        348,230         243,034         135,589
                                                         ------------    ------------    ------------

              Total expenses                                7,115,195       7,361,761       5,996,006
                                                         ------------    ------------    ------------

              NET INCOME (LOSS)                          $(14,152,320)   $ (8,407,403)   $  6,384,091
                                                         ============    ============    ============

A UNITS
    NET INCOME (LOSS) PER A UNIT
       (based on weighted average number of
       A Units outstanding during the period)            $    (499.98)   $    (196.68)   $     555.83
                                                         ============    ============    ============

    INCREASE (DECREASE) IN NET
       ASSET VALUE PER A UNIT                            $    (410.24)   $    (219.68)   $     545.59
                                                         ============    ============    ============

B UNITS
    NET INCOME (LOSS) PER B UNIT
       (based on weighted average number of
       B Units outstanding during the period)            $    (485.55)   $    (370.99)   $     307.36
                                                         ============    ============    ============

    INCREASE (DECREASE) IN NET
       ASSET VALUE PER B UNIT                            $    (388.98)   $    (226.53)   $     506.82
                                                         ============    ============    ============




                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET
           VALUE) For the Years Ended December 31, 2000, 1999 and 1998
                                   ---------

                                                                        Partners' Capital
                              --------------------------------------------------------------------------------------------------
                                              A Units                                           B Units
                              ---------------------------------------    -------------------------------------------------------
                                              General       Limited                      General       Limited
                                  Units       Partner       Partners         Units       Partner       Partners        Total
                               ----------    ---------    -----------    ------------    --------    ------------   ------------
Balances at
    December 31, 1997          7,644.5427    $ 137,525    $ 9,675,138      2,981.2126    $ 40,515    $  3,697,744   $ 13,550,922

Net income for the year
    ended December 31, 1998                     58,454      4,010,069                      23,646       2,291,922      6,384,091

Additions                          0.0000            0              0     10,729.4750     168,000      17,966,670     18,134,670

Redemptions                     (614.2132)           0     (1,021,268)      (818.9144)          0      (1,489,236)    (2,510,504)
                              -----------    ---------    -----------    ------------    --------    ------------   ------------

Balances at
    December 31, 1998          7,030.3295      195,979     12,663,939     12,891.7732     232,161      22,467,100     35,559,179

Net (loss) for the year
    ended December 31, 1999                    (23,536)    (1,304,782)                    (42,113)     (7,036,972)    (8,407,403)

Additions                          0.0000            0              0     14,691.3469     144,000      27,246,118     27,390,118

Redemptions                     (659.6033)           0     (1,277,699)    (3,154.6573)          0      (5,531,402)    (6,809,101)
                              -----------    ---------    -----------    ------------    --------    ------------   ------------

Balances at
    December 31, 1999          6,370.7262      172,443     10,081,458     24,428.4628     334,048      37,144,844     47,732,793

Net (loss) for the year
    ended December 31, 2000                    (57,231)    (2,520,700)                    (97,373)    (11,477,016)   (14,152,320)

Additions                          0.0000            0              0      5,369.2816      75,000       8,024,481      8,099,481

Redemptions                   (3,466.5005)    (115,212)    (4,077,743)   (13,490.7834)    (77,179)    (15,251,265)   (19,521,399)
                              -----------    ---------    -----------    ------------    --------    ------------   ------------

Balances at
    December 31, 2000          2,904.2257    $       0    $ 3,483,015     16,306.9610    $234,496    $ 18,441,044   $ 22,158,555
                              ===========    =========    ===========    ============    ========    ============   ============

                                              A Units                           B Units
                               ------------------------------------   ---------------------------------
                                     Net Asset Value Per Unit            Net Asset Value Per Unit
                               ------------------------------------   ---------------------------------
                                             December 31,                      December 31,
                                  2000          1999        1998        2000        1999        1998
                               ------------   ---------   ---------   ---------   ---------   ---------
                               $   1,199.29   $1,609.53   $1,829.21   $1,145.25   $1,534.23   $1,760.76
                               ============   =========   =========   =========   =========   =========

                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   ---------

Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           A.     General Description of the Partnership

                  The Fulcrum Fund Limited Partnership (the Partnership) is a Connecticut limited partnership which operates as a commodity pool. The Partnership engages in the speculative trading of futures contracts and options on futures contracts. It is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

                  During 1999, the Partnership became subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, the Partnership is subject to the regulations of the Securities and Exchange Commission.

                  Investments made prior to April 30, 1997 are referred to as "A Units" and investments made on or after April 30, 1997 are referred to as "B Units." The initial net asset value per B Unit was the net asset value per A Unit at April 30, 1997. The only difference between A Units and B Units are the advisor management and incentive fee rates in effect prior to November 1, 2000, as further described in Note 3.

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

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   ---------

Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)

           D.     Cash and Cash Equivalents

                  Cash and cash equivalents includes cash and all highly liquid investments, including money market mutual funds and other investments with a maturity of three months or less from the date of purchase.

           E.     Fixed Income Securities

                  Fixed income securities are reported at market value plus accrued interest. Fixed income securities transactions are accounted for on the trade date. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Interest income is recorded on the accrual basis.

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

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   ---------

Note 2.    GENERAL PARTNER (CONTINUED)

           Effective February 1, 1998, for managing the continuing offering of units, the General Partner receives a monthly offering fee equal to 0.25% (3% annually) of that month's beginning Net Asset Value (as defined in the Limited Partnership Agreement) of the Partnership. Prior to February 1, 1998, the General Partner received a monthly offering fee equal to .25% (3% annually) of the prior month's beginning Net Asset Value (as defined) of the Partnership. Commencing April 1998, the General Partner rebates to One Million Dollar Investors (as defined in the Confidential Private Placement Memorandum and Disclosure Document) who invested in the Partnership prior to August 1, 2000, a monthly amount equal to two-thirds of the offering fee applicable to such One Million Dollar Investors. All rebates to One Million Dollar Investors are made by issuing additional B Units.

           A portion of the brokerage commissions paid by the Partnership to the broker is, in turn, paid by the broker to the General Partner.

Note 3.    COMMODITY TRADING ADVISORS

           Effective November 1, 2000, the Partnership has advisory agreements with Beacon Management Corporation (USA) (Beacon) and Stonebrook Structured Products, LLC (Stonebrook) (the "commodity trading advisors"). Pursuant to the advisory agreement with Beacon, the Partnership pays a monthly management fee of 1/12 of 2% (2% annually) of the month-end Net Asset Value of the subaccount (as defined in the advisory agreement) and a quarterly incentive fee equal to 20% of Net New Trading Profits (as defined). Beacon pays up to 22.5% of its management and incentive fees to the General Partner. Pursuant to the advisory agreement with Stonebrook, the Partnership pays a monthly management fee equal to 1/12 of 1% (1% annually) of the month-end Net Asset Value of the subaccount (as defined) and a quarterly incentive fee equal to 10% of Net New Trading Profits (as defined). Stonebrook pays the entire incentive fee to the General Partner. During the period November 1, 2000 to December 31, 2000, the General Partner waived its right to all incentive fees to which it was entitled from Beacon and Stonebrook; accordingly, such incentive fees were not charged to the Partnership and the advisor incentive fees reported in the statement of operations have been reduced by the amount of such incentive fees waived by the General Partner.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 3.    COMMODITY TRADING ADVISORS (CONTINUED)

           Prior to November 1, 2000, the Partnership had an advisory agreement with Dennis Trading Group, Inc. (Dennis), a commodity trading advisor, pursuant to which the A Units paid a monthly management fee of 1/6 of 1% (2% annually) of the month-end Net Asset Value of the subaccount (as defined in the advisory agreement) and a quarterly incentive fee equal to 25% of the Net New Trading Profits (as defined). The commodity trading advisor and General Partner each received one-half of the management and incentive fees applicable to A Units. Pursuant to the advisory agreement, the B Units paid a monthly management fee of 1/12 of 1.75% (1.75% annually) of the month-end Net Asset Value of the subaccount (as defined) and a quarterly incentive fee equal to 27.5% of the Net New Trading Profits (as defined). Dennis received 3/7 of the management fee and 7/11 of the incentive fee applicable to B Units and the General Partner received 4/7 of the management fee and 4/11 of the incentive fee applicable to B Units.

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

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless such selling commission is waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions which amounted to $100,493, $280,563 and $198,839 in 2000, 1999 and 1998, respectively.

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

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

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

Note 7.    SUBSEQUENT EVENT

           On January 1, 2001, A Units and B Units were converted into a single Unit utilizing the Net Asset Value per B Unit on December 31, 2000 of $1,145.25. Accordingly, after the conversion of Units on January 1, 2001, the total number of outstanding units as of January 1, 2001 was 19,348.2327.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

                                  THE FULCRUM FUND LIMITED
                                  PARTNERSHIP


                                  By:   Kenmar Advisory Corp., general partner


                                  By:   /s/ Kenneth A. Shewer
                                        ---------------------------------------
                                        Kenneth A. Shewer
                                        Chairman

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2001.

                                  THE FULCRUM FUND LIMITED
                                  PARTNERSHIP

                                  By:   Kenmar Advisory Corp., general partner



                                  By:   /s/ Kenneth A. Shewer
                                        ---------------------------------------
                                        Kenneth A. Shewer
                                        Chairman and Director
                                        (Principal Executive Officer)


                                  By:   /s/ Marc S. Goodman
                                        ---------------------------------------
                                        Marc S. Goodman
                                        President and Director


                                  By:   /s/ Thomas J. Divuolo
                                        ---------------------------------------
                                        Thomas J. DiVuolo
                                        Senior Vice President
                                        (Principal Financial and Accounting
                                        Officer for the Partnership)