Form 10-Q
period 2001-03-31
FULCRUM FUND LIMITED PARTNERSHIP
filed 2001-05-15
CIK 1022174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

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

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                          QUARTER ENDED MARCH 31, 2001
                                      INDEX

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements ........................................       1

           Statements of Financial Condition as of March 31, 2001
           (unaudited) and December 31, 2000 (audited) ................       3

           Statements of Operations for the Three Months Ended
           March 31, 2001 and 2000 (unaudited) ........................       4

           Statements of Changes in Partners' Capital (Net Asset Value)
           for the Three Months Ended March 31, 2001 and 2000
           (unaudited) ................................................       5

          Notes to Financial Statements  (unaudited) ..................       6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...................................   12-14

  Item 3. Quantitative and Qualitative Disclosures About Market Risk ..      14


PART II - OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds ...................      15

  Item 6. Exhibits and Reports on Form 8-K ............................      15

SIGNATURES ............................................................      16

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                        STATEMENTS OF FINANCIAL CONDITION
           March 31, 2001 (Unaudited) and December 31, 2000 (Audited)
                              --------------------




                                                   March 31,      December 31,
                                                     2001              2000
                                                     ----              ----
ASSETS
    Equity in broker trading accounts
       Cash                                      $13,110,575       $14,619,061
       Unrealized gain on open contracts           6,635,269         4,921,853
       Option premiums paid                          814,500                 0
                                                 -----------       -----------

              Deposits with broker                20,560,344        19,540,914

    Cash and cash equivalents                      2,454,080           462,653
    Fixed income securities (cost, including
       accrued interest, - $997,490
       and $3,652,487)                             1,042,340         3,731,704
    Subscriptions receivable                         107,136            30,337
                                                 -----------       -----------

              Total assets                       $24,163,900       $23,765,608
                                                 ===========       ===========

LIABILITIES
    Accounts payable                             $    43,709       $    57,310
    Commissions and other trading fees
       on open contracts                              37,240            35,355
    General Partner offering fee                      52,260           102,107
    Advisor management fees                           58,878           107,359
    Advisor incentive fees                           424,094           462,919
    Redemptions payable                              440,646           842,003
                                                 -----------       -----------

              Total liabilities                    1,056,827         1,607,053
                                                 -----------       -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 204.7556 units outstanding
       at March 31, 2001 and December 31, 2000       254,207           234,496
    Limited Partners - 18,407.2110 and
       19,143.4771 units outstanding at
       March 31, 2001 and December 31, 2000       22,852,866        21,924,059
                                                 -----------       -----------

              Total partners' capital
                  (Net Asset Value)               23,107,073        22,158,555
                                                 -----------       -----------

                                                 $24,163,900       $23,765,608
                                                 ===========       ===========



                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                              --------------------




                                                         Three Months
                                                             Ended
                                                           March 31,
                                                     2001              2000
                                                     ----              ----
INCOME
    Commodity trading gains
       Realized                                  $   843,162       $ 1,449,338
       Change in unrealized                        1,713,416           272,179
                                                 -----------       -----------
              Gain from commodity trading          2,556,578         1,721,517
                                                 -----------       -----------
    Fixed income securities gains (losses)
       Realized                                       99,057           (99,700)
       Change in unrealized                          (34,367)           54,030
                                                 -----------       -----------
              Gain (loss) from fixed income
                securities                            64,690           (45,670)
                                                 -----------       -----------
    Interest income                                  149,683           657,307
                                                 -----------       -----------
              Total income                         2,770,951         2,333,154
                                                 -----------       -----------
EXPENSES
    Brokerage commissions                            206,470         1,164,684
    General Partner offering fee                     160,629           423,775
    Advisor management fees                          167,462           255,683
    Advisor incentive fees                           424,094                 0
    Operating expenses                                27,017            73,629
                                                 -----------       -----------
              Total expenses                         985,672         1,917,771
                                                 -----------       -----------
              NET INCOME                         $ 1,785,279       $   415,383
                                                 ===========       ===========
A UNITS
    NET INCOME PER A UNIT
       (based on weighted average number of
       A Units outstanding during the period)                      $     26.65
                                                                   ===========
    INCREASE IN NET ASSET VALUE PER A UNIT                         $     22.59
                                                                   ===========
B UNITS
    NET INCOME PER B UNIT
       (based on weighted average number of
       B Units outstanding during the period)                      $      9.93
                                                                   ===========
    INCREASE IN NET ASSET VALUE PER B UNIT                         $     22.65
                                                                   ===========
NET INCOME PER UNIT
    (based on weighted average number of
    Units outstanding during the period)         $     93.36
                                                 ===========
    INCREASE IN NET ASSET VALUE PER UNIT         $     96.27
                                                 ===========



                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                              --------------------


                                                                     Partners' Capital
                                        ------------------------------------------------------------------------------
                                                 General                  Limited                      Total
                                        ----------------------   -------------------------   -------------------------
                                          Units        Amount       Units         Amount        Units        Amount
                                          -----        ------       -----         ------        -----        ------
Three Months Ended March 31, 2001
---------------------------------
Balances at December 31, 2000             204.7556   $ 234,496   19,143.4771   $21,924,059   19,348.2327   $22,158,555
Net income for the three months
   ended March 31, 2001                                 19,711                   1,765,568                   1,785,279
Additions                                   0.0000           0      373.9234       444,412      373.9234       444,412
Redemptions                                 0.0000           0   (1,110.1895)   (1,281,173)  (1,110.1895)   (1,281,173)
                                        ----------   ---------   -----------   -----------   -----------   -----------
Balances at March 31, 2001                204.7556   $ 254,207   18,407.2110   $22,852,866   18,611.9666   $23,107,073
                                        ==========   =========   ===========   ===========   ===========   ===========

                                                     Net Asset Value Per Unit
                                                     ------------------------
                                                     March 31,   December 31,
                                                        2001        2000
                                                        ----        ----
                                                     $1,241.52   $  1,145.25
                                                     =========   ===========


                                                                     Partners' Capital
                                        ------------------------------------------------------------------------------
                                                      A Units                                  B Units
                                        ------------------------------------   ---------------------------------------
                                                      General      Limited                     General          Limited
                                          Units       Partner      Partners       Units        Partner         Partners    Total
                                          -----       -------      --------       -----        -------        --------     -----
Three Months Ended March 31, 2000
---------------------------------
Balances at December 31, 1999           6,370.7262   $ 172,443   $10,081,458   24,428.4628   $   334,048   $37,144,844  $47,732,793
Net income for the three months
    ended March 31, 2000                                 2,420       166,571                       4,931       241,461      415,383
Additions                                   0.0000           0             0    2,418.7381             0     4,252,538    4,252,538
Redemptions                              (161.0086)          0      (287,881)  (1,037.4910)            0    (1,795,228)  (2,083,109)
                                        ----------   ---------   -----------   -----------   -----------   -----------  -----------
Balances at March 31, 2000              6,209.7176   $ 174,863   $ 9,960,148   25,809.7099   $   338,979   $39,843,615  $50,317,605
                                        ==========   =========   ===========   ===========   ===========   ===========  ===========


                                                            A Units                     B Units
                                                     -----------------------   -------------------------
                                                     Net Asset Value Per Unit  Net Asset Value Per Unit
                                                     -----------------------   -------------------------
                                                     March 31,   December 31,   March 31,    December 31,
                                                       2000         1999           2000         1999
                                                       ----         ----           ----         ----
                                                     $1,632.12   $  1,609.53   $  1,556.88   $  1,534.23
                                                     =========   ===========   ===========   ===========



                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                              --------------------



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

                  Effective January 1, 2001, A Units and B Units were converted into a single Unit utilizing the Net Asset Value per B Unit on December 31, 2000 of $1,145.25. The amounts reflected in the financial statements assume this conversion into a single Unit occurred on December 31, 2000. Accordingly, after the conversion of Units, the total number of outstanding Units at December 31, 2000 was 19,348.2327.

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

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                              --------------------



Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)
           -----------

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

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                              --------------------



Note 2.    GENERAL PARTNER
           ---------------

           The General Partner of the Partnership is Kenmar Advisory Corp., which conducts and manages the business of the Partnership. The Limited Partnership Agreement requires the General Partner to maintain a capital account of no less than the lesser of 1% of the aggregate capital accounts of all partners or $500,000.

           For managing the continuing offering of units, the General Partner receives a monthly offering fee equal to 0.25% (3% annually) of that month's beginning Net Asset Value (as defined in the Limited Partnership Agreement) of the Partnership. The General Partner rebates to One Million Dollar Investors (as defined in the Confidential Private Placement Memorandum and Disclosure Document) who invested in the Partnership prior to August 1, 2000, a monthly amount equal to two-thirds of the offering fee applicable to such One Million Dollar Investors. All rebates to One Million Dollar Investors prior to January 1, 2001, were made by issuing additional B Units. Effective January 1, 2001, all rebates to One Million Dollar Investors are made by issuing additional Units.

           A portion of the brokerage commissions paid by the Partnership to the broker is, in turn, paid by the broker to the General Partner.

Note 3.    COMMODITY TRADING ADVISORS
           --------------------------

           Effective November 1, 2000, the Partnership has advisory agreements with Beacon Management Corporation (USA) (Beacon) and Stonebrook Structured Products, LLC (Stonebrook) (the "commodity trading advisors"). Pursuant to the advisory agreement with Beacon, the Partnership pays a monthly management fee of 1/12 of 2% (2% annually) of the month-end Net Asset Value of the subaccount (as defined in the advisory agreement) and a quarterly incentive fee equal to 20% of Net New Trading Profits (as defined). Beacon pays up to 22.5% of its management and incentive fees to the General Partner. Pursuant to the advisory agreement with Stonebrook, the Partnership pays a monthly management fee equal to 1/12 of 1% (1% annually) of the month-end Net Asset Value of the subaccount (as defined) and a quarterly incentive fee equal to 10% of Net New Trading Profits (as defined). Stonebrook pays the entire incentive fee to the General Partner. During the period November 1, 2000 to March 31, 2001, the General Partner waived its right to all incentive fees to which it was entitled from Beacon and Stonebrook; accordingly, such incentive fees were not charged to the Partnership and the advisor incentive fees reported in the statement of operations have been reduced by the amount of such incentive fees waived by the General Partner.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                              --------------------



Note 3.    COMMODITY TRADING ADVISORS (CONTINUED)
           -------------------------------------

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

Note 4.    DEPOSITS WITH BROKER
           --------------------

           The Partnership deposits cash with ED & F Man Inc. to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Partnership earns interest income on its cash deposited with the broker.

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
           --------------------------------------------

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless such selling commission is waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions which amounted to $5,450 and $39,151 during the three months ended March 31, 2001 and 2000, respectively.

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

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                              --------------------



Note 6.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
           ------------------------------------------------

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

Note 7.    INTERIM FINANCIAL STATEMENTS
           ----------------------------

           The statement of financial condition as of March 31, 2001, and the statements of operations and changes in partners' capital (net asset value) for the three months ended March 31, 2001 and 2000, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                              --------------------



Note 8.    FINANCIAL HIGHLIGHTS
           --------------------

           The following information contains per unit operating performance data for a unit outstanding during the entire three months ended March 31, 2001, and other supplemental financial data. This information has been derived from information presented in the financial statements.

                                                             Three months ended
                                                               March 31, 2001
                                                                 (Unaudited)
                                                                 -----------
           PER UNIT PERFORMANCE
           (for a unit outstanding throughout the entire period)
           -----------------------------------------------------

           Net asset value per unit at December 31, 2000         $  1,145.25
                                                                 -----------

           Income from operations:
                  Net investment income *                             (32.92)
                  Net realized and change in unrealized
                    gain from trading **                              129.19
                                                                 -----------

                         Total income from operations                  96.27
                                                                 -----------

           Net asset value per unit at March 31, 2001            $  1,241.52
                                                                 ===========

           TOTAL RETURN ***                                             8.41%


           SUPPLEMENTAL DATA

           Ratio to average net assets:
                  Expenses *, +                                        14.27%
                  Net investment income *, +                          (11.53)%

           --------------------
           *      Excludes brokerage commissions
           **     Includes brokerage commissions
           ***    Not annualized
           +      Annualized

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The assets of the Fulcrum Fund Limited Partnership, formerly The Dennis Fund Limited Partnership (the "Partnership") are used to engage, directly or indirectly, in the speculative trading of (1) commodities, futures contracts, forward contracts, foreign exchange commitments, exchange for physicals, swap contracts, spot (cash) commodities and other items, options on the foregoing, and any rights pertaining to the foregoing contracts, instruments or investments ("Commodities") and (2) options, warrants, or other rights and any other investment or transaction (together with the Commodities, "Investments") that the Partnership's general partner, Kenmar Advisory Corp. (the "General Partner") deems, in its sole discretion, to be consistent with the objectives of the Partnership. From time to time, a portion of such proceeds may be used for transactions in the cash markets or for interbank trading.

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

In 1999 and 2000, Commodity Trading Advisors and the managed futures industry as a whole experienced their worst annualized performance since 1994. Trend-following CTAs, such as Dennis Trading Group (DTG), the former trading advisor for the Partnership, had a particularly difficult time owing to a marked lack of trends in all but a few markets. In November 2000, DTG resigned as the Advisor and was replaced by the Meka program of the Beacon Management Corporation ("Beacon"). That replacement coincided with a shift in the market environment as trends began to emerge throughout the global marketplace. In fact, for many commodities trading advisors, the fourth quarter of 2000 proved to be a very favorable period, as these trends were of sufficient magnitude and duration to lift many trading advisors into positive territory for the year. For the industry as a whole it was one of the strongest performance periods in recent memory.

In general, CTAs analyze the movement of prices in the commodity and financial futures markets to identify trends and the opportunities for profit which accompany them. Because a CTA can take long or short positions in the futures markets, the direction of a trend is less important than the existence of a trend itself. Beacon or another CTA has the potential to generate profits when prices are identified as trending downward, by going short or selling ahead of a price decline, and when prices appear to be trending upward, by going long or buying ahead of the rise in price. When prices are moving sideways (i.e., with little movement up or down) or are exhibiting significant short-term volatility (such as rapid intra-day or inter-day price swings) trends are few and far between, and CTA profits can be flat or negative.

Some CTAs monitor long-term trends, some intermediate term, a few short-term. Beacon's trading strategy concentrates largely on long-term trends. The globally diversified portfolio is usually invested in all markets at all times, in varying degrees depending on current market volatility and price trends. DTG, the Partnership's former trading advisor, followed a strategy similar to Beacon's. The Partnership has hired Stonebrook's Volatility Hedge Program to mitigate risk during periods of market volatility. During 2000, DTG's trading policy was to increase leverage in its positions at the end of a profitable day and to decrease leverage at the end of a losing day. During much of 2000, there were very few consecutive profitable days. This meant that in most instances where leverage was increased at the end of a profitable day it was followed by a losing day thus increasing the loss. Conversely, since there were very few consecutive profitable days, on most profitable days DTG had committed the lowest leverage thus decreasing the profit for that day. The Company also believes that this had an adverse effect on its 2000 results.

Set forth below is a comparison of the results of operations of the Partnership for the three-month period ended March 31, 2001 and 2000.

As of March 31, 2001, the Net Asset Value of the Partnership was $23,107,073, an increase of approximately 4.28% from its Net Asset Value of $22,158,555 at December 31, 2000. The Partnership's subscriptions and redemptions for the quarter ended March 31, 2001 totaled $444,412 and $1,281,173, respectively. For the quarter ended March 31, 2001, the Partnership had revenues comprised of $942,219 in realized gains, $1,679,049 in change in unrealized gains and $149,683 in interest income compared to revenues comprised of $1,349,638 in realized gains, $326,209 in change in unrealized gains and $657,307 in interest income for the same period in 2000. The total income for the first quarter of 2001 increased by $437,797 from the same period in 2000, while total expenses decreased by $932,099 between these periods. The Net Asset Value per Unit increased 8.41% from $1,145.25 at December 31, 2000 to $1,241.52 at March 31,
2001. The Partnership's positive performance for the quarter ended March 31, 2001, resulted primarily from positions in global interest rates, grains, currencies and metals.

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

SAFE HARBOR STATEMENT

The discussions above and under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk" contain certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. Words such as "expects," "anticipates" and similar expressions have been used to identify "forward-looking statements" but are not the exclusive means of identifying such statements. A number of important factors could cause the Partnership's actual results, performance or achievements for 2001 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, risk of failure by third parties to perform according to contract terms and the factors described above and under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk." See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000 for further discussion.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded. There has been no material change, during the three months ended March 31, 2001, in the sources of the Partnership's exposure to market risk.

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

During the first quarter of 2001, 373.9234 Units were sold for a total of $444,412.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

B.         REPORTS ON FORM 8-K.

The Partnership did not file any reports on Form 8-K during the first quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE FULCRUM FUND LIMITED PARTNERSHIP

                                   By: Kenmar Advisory Corp., general partner

Dated: May 15, 2001        By:     /s/ Kenneth A. Shewer
                               ------------------------------------------------
                                   Kenneth A. Shewer
                                   Chairman (Duly Authorized Officer of the
                                   General Partner)


Dated: May 15, 2001        By:     /s/ Thomas J. DiVuolo
                               ------------------------------------------------
                                   Thomas J. DiVuolo
                                   Senior Vice President (Principal Financial
                                   and Accounting Officer of the Registrant)