Form 10-Q
period 2001-06-30
FULCRUM FUND LIMITED PARTNERSHIP
filed 2001-08-13
CIK 1022174

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From _________________ To _________________

                         COMMISSION FILE NUMBER: 0-23950

                      THE FULCRUM FUND LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

        CONNECTICUT                                             06-1456461
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

       Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831-8150
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (203) 861-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                           QUARTER ENDED JUNE 30, 2001
                                      INDEX


                                                                          PAGE
PART I -   FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Statements of Financial Condition as of June 30, 2001
           (unaudited) and December 31, 2000 (audited)                     3

           Statements of Operations for the Three and Six Months Ended
           June 30, 2001 and 2000 (unaudited)                              4

           Statements of Changes in Partners' Capital (Net Asset Value)
           for the Six Months Ended June 30, 2001 and 2000 (unaudited)     5

           Notes to Financial Statements (unaudited)                       6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      12

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk     16

PART II -  OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                      16

  Item 6.  Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                                18

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                        STATEMENTS OF FINANCIAL CONDITION
           June 30, 2001 (Unaudited) and December 31, 2000 (Audited)

                                   ----------

                                                         June 30,       December 31,
                                                           2001            2000
                                                        -----------     ------------
ASSETS
    Equity in broker trading accounts
       Cash                                             $18,753,809     $14,619,061
       Unrealized gain on open contracts                  1,043,320       4,921,853
                                                        -----------     -----------

              Deposits with broker                       19,797,129      19,540,914

    Cash and cash equivalents                             3,047,772         462,653
    Fixed income securities (cost, including
       accrued interest, - $0 and $3,652,487)                     0       3,731,704
    Subscriptions receivable                                 48,367          30,337
                                                        -----------     -----------

              Total assets                              $22,893,268     $23,765,608
                                                        ===========     ===========

LIABILITIES
    Accounts payable                                    $     7,926     $    57,310
    Commissions and other trading fees
       on open contracts                                     30,470          35,355
    General Partner offering fee                             52,508         102,107
    Advisor management fees                                  55,302         107,359
    Advisor incentive fees                                        0         462,919
    Redemptions payable                                     340,904         842,003
                                                        -----------     -----------

              Total liabilities                             487,110       1,607,053
                                                        -----------     -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 204.7556 units outstanding at
       June 30, 2001 and December 31, 2000                  253,246         234,496
    Limited Partners - 17,911.1695 and 19,143.4771
       units outstanding at June 30, 2001 and
       December 31, 2000                                 22,152,912      21,924,059
                                                        -----------     -----------

              Total partners' capital
                 (Net Asset Value)                       22,406,158      22,158,555
                                                        -----------     -----------

                                                        $22,893,268     $23,765,608
                                                        ===========     ===========


                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              For the Three Months Ended June 30, 2001 and 2000 and
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                   ----------

                                                              Three Months                        Six Months
                                                                  Ended                              Ended
                                                                June 30,                           June 30,
                                                         2001              2000              2001              2000
                                                     ------------      ------------      ------------      ------------
INCOME
    Commodity trading gains (losses)
       Realized                                      $  5,855,516      $(13,198,528)     $  6,698,678      $(11,749,190)
       Change in unrealized                            (5,591,949)         (837,473)       (3,878,533)         (565,294)
                                                     ------------      ------------      ------------      ------------
              Gain (loss) from commodity trading          263,567       (14,036,001)        2,820,145       (12,314,484)
                                                     ------------      ------------      ------------      ------------
    Fixed income securities gains (losses)
       Realized                                            45,100                55           144,157           (99,645)
       Change in unrealized                               (44,850)           34,219           (79,217)           88,249
                                                     ------------      ------------      ------------      ------------
              Gain (loss) from fixed income
                 securities                                   250            34,274            64,940           (11,396)
                                                     ------------      ------------      ------------      ------------
    Interest income                                       161,244           550,813           310,927         1,208,120
                                                     ------------      ------------      ------------      ------------
              Total income (loss)                         425,061       (13,450,914)        3,196,012       (11,117,760)
                                                     ------------      ------------      ------------      ------------
EXPENSES
    Brokerage commissions                                 195,677         1,475,970           402,147         2,640,654
    General Partner offering fee                          161,244           354,939           321,873           778,714
    Advisor management fees                               161,235           189,717           328,697           445,400
    Advisor incentive fees                                      0                 0           424,094                 0
    Operating expenses                                     26,822            62,157            53,839           135,786
                                                     ------------      ------------      ------------      ------------
              Total expenses                              544,978         2,082,783         1,530,650         4,000,554
                                                     ------------      ------------      ------------      ------------
              NET INCOME (LOSS)                      $   (119,917)     $(15,533,697)     $  1,665,362      $(15,118,314)
                                                     ============      ============      ============      ============
A UNITS
    NET (LOSS) PER A UNIT
       (based on weighted average number of
       A Units outstanding during the period)                          $    (493.81)                       $    (446.62)
                                                                       ============                        ============
    (DECREASE) IN NET ASSET VALUE
       PER A UNIT                                                      $    (504.57)                       $    (481.98)
                                                                       ============                        ============
B UNITS
    NET (LOSS) PER B UNIT
       (based on weighted average number of
       B Units outstanding during the period)                          $    (483.44)                       $    (486.34)
                                                                       ============                        ============
    (DECREASE) IN NET ASSET VALUE
       PER B UNIT                                                      $    (480.48)                       $    (457.83)
                                                                       ============                        ============
NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    Units outstanding during the period)             $      (6.50)                       $      88.63
                                                     ============                        ============
INCREASE (DECREASE) IN NET
    ASSET VALUE PER UNIT                             $      (4.70)                       $      91.57
                                                     ============                        ============

                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                     Partners' Capital
                                        ------------------------------------------------------------------------------
                                                 General                  Limited                      Total
                                        ----------------------   -------------------------   -------------------------
                                          Units        Amount       Units         Amount        Units        Amount
                                          -----        ------       -----         ------        -----        ------
Six Months Ended June 30, 2001
------------------------------
Balances at December 31, 2000           204.7556      $234,496   19,143.4771   $21,924,059   19,348.2327   $22,158,555
Net income for the six months
   ended June 30, 2001                                  18,750                   1,646,612                   1,665,362
Additions                                 0.0000             0      502.5508       595,824      502.5508       595,824
Redemptions                               0.0000             0   (1,734.8584)   (2,013,583)  (1,734.8584)   (2,013,583)
                                        --------      --------   -----------   -----------   -----------   -----------
Balances at June 30, 2001               204.7556      $253,246   17,911.1695   $22,152,912   18,115.9251   $22,406,158
                                        ========      ========   ===========   ===========   ===========   ===========

                                                     Net Asset Value Per Unit
                                                     ------------------------
                                                      June 30,   December 31,
                                                        2001         2000
                                                        ----         ----
                                                      $1,236.82  $  1,145.25
                                                      =========  ===========


                                                                Partners' Capital
                                   ------------------------------------------------------------------------------
                                                 A Units                                  B Units
                                   ------------------------------------   ---------------------------------------
                                                 General      Limited                     General        Limited
                                     Units       Partner      Partners       Units        Partner        Partners       Total
                                     -----       -------      --------       -----        -------        --------       -----
Six Months Ended June 30, 2000
------------------------------
Balances at December 31, 1999       6,370.7262   $172,443   $10,081,458   24,428.4628    $ 334,048     $ 37,144,844   $ 47,732,793
Net (loss) for the six months
    ended June 30, 2000                           (51,639)   (2,672,848)                  (109,614)     (12,284,213)   (15,118,314)
Additions                               0.0000          0             0    4,810.6465       75,000        7,391,150      7,466,150
Redemptions                        (1,277.3380)         0    (1,786,356)  (3,150.0386)           0       (4,469,064)    (6,255,420)
                                   -----------   --------    ----------   -----------    ---------     ------------   ------------
Balances at June 30, 2000           5,093.3882   $120,804    $5,622,254   26,089.0707    $ 299,434     $ 27,782,717   $ 33,825,209
                                   ===========   ========    ==========   ===========    =========     ============   ============


                                                        A Units                   B Units
                                                ------------------------  -------------------------
                                                Net Asset Value Per Unit  Net Asset Value Per Unit
                                                ------------------------  -------------------------
                                                  June 30,   December 31,   June 30,   December 31,
                                                    2000        1999          2000         1999
                                                    ----        ----          ----         ----
                                                 $1,127.55   $ 1,609.53   $  1,076.40    $1,534.23
                                                 =========   ==========   ===========    =========

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

                  On October 10, 2000, the name of the Partnership was changed from The Dennis Fund Limited Partnership to The Fulcrum Fund Limited Partnership.

           B.     Method of Reporting

                  The Partnership's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership's management.

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

                                   ----------


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

Note 3.    COMMODITY TRADING ADVISORS

           Effective November 1, 2000, the Partnership has advisory agreements with Beacon Management Corporation (USA) (Beacon) and Stonebrook Structured Products, LLC (Stonebrook) (the "commodity trading advisors"). Pursuant to the advisory agreement with Beacon, the Partnership pays a monthly management fee of 1/12 of 2% (2% annually) of the month-end Net Asset Value of the subaccount (as defined in the advisory agreement) and a quarterly incentive fee equal to 20% of Net New Trading Profits (as defined). Beacon pays up to 22.5% of its management and incentive fees to the General Partner. Pursuant to the advisory agreement with Stonebrook, the Partnership pays a monthly management fee equal to 1/12 of 1% (1% annually) of the month-end Net Asset Value of the subaccount (as defined) and a quarterly incentive fee equal to 10% of Net New Trading Profits (as defined). Stonebrook pays the entire incentive fee to the General Partner. During the period November 1, 2000 to June 30, 2001, the General Partner waived its right to all incentive fees to which it was entitled from Beacon and Stonebrook; accordingly, such incentive fees were not charged to the Partnership and the advisor incentive fees reported in the statement of operations have been reduced by the amount of such incentive fees waived by the General Partner.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                   ----------

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

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless such selling commission is waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions which amounted to $7,388 and $97,923 during the six months ended June 30, 2001 and 2000, respectively.

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

Note 7.    INTERIM FINANCIAL STATEMENTS

           The statement of financial condition as of June 30, 2001, the statements of operations for the three months and six months ended June 30, 2001 and 2000, and the statements of changes in partners' capital (net asset value) for the six months ended June 30, 2001 and 2000, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2001, and the results of operations for the three months and six months ended June 30, 2001 and 2000.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                   ----------

Note 8.    FINANCIAL HIGHLIGHTS

           The following information contains per unit operating performance data for a unit outstanding during the entire three months and six months ended June 30, 2001, and other supplemental financial data. This information has been derived from information presented in the financial statements.

                                                                  Three months ended  Six months ended
                                                                     June 30, 2001      June 30, 2001
                                                                      (Unaudited)        (Unaudited)
                                                                      -----------        -----------
           PER UNIT PERFORMANCE
           (for a unit outstanding throughout the entire
           period)

           Net asset value per unit at March 31, 2001 and
                  December 31, 2000, respectively                      $1,241.52            $1,145.25
                                                                       ---------            ---------

           Income from operations:
                  Net investment income *                                 (10.19)              (43.51)
                  Net realized and change in unrealized gain
                  from trading **                                           5.49               135.08
                                                                       ---------            ---------

                         Total income (loss) from operations               (4.70)               91.57
                                                                       ---------            ---------

           Net asset value per unit at June 30, 2001                   $1,236.82            $1,236.82
                                                                       =========            =========

           TOTAL RETURN ***                                              (0.38)%                8.00%


           SUPPLEMENTAL DATA

           Ratio to average net assets:
                  Expenses *, +                                            6.43%               10.45%
                  Net investment income *, +                             (3.46)%               (7.57)%

           ----------
           *      Excludes brokerage commissions
           **     Includes brokerage commissions
           ***    Not annualized
           +      Annualized

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

The assets of the Partnership are deposited with E.D. & F. Man International Inc. (the "Broker") in a trading account established by the Partnership for the commodity trading advisor and are used by the Partnership as margin to engage in trading. Such assets are held in either a non-interest bearing bank account or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. In addition, certain of the Partnership's assets may also be placed in a custodial account with a cash manager to maximize the interest earned on assets not committed as margin.

The commodity trading advisor for the Partnership is the Meka program of the Beacon Management Corporation ("Beacon" or the "Advisor"). The Partnership has also hired Stonebrook Structured Products, LLC's ("Stonebrook") Volatility Hedge Program, an overlay program designed to hedge the positions of traditional trend-following programs (such as the Advisor) during periods identified by Stonebrook's systems as "high-risk".

CAPITAL RESOURCES

The Partnership does not have, nor does it expect to have, any capital assets. Redemptions and sales of units of limited partnership interests ("Units") in the future will affect the amount of funds available for trading Investments in subsequent periods.

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

In 1999 and 2000, commodity trading advisors ("CTAs") and the managed futures industry as a whole experienced their worst annualized performance since 1994. Trend-following CTAs, such as Dennis Trading Group ("DTG"), the former trading advisor for the Partnership, had a particularly difficult time owing to a marked lack of trends in all but a few markets. In November 2000, DTG resigned as the Advisor and was replaced by Beacon. That replacement coincided with a shift in the market environment as trends began to emerge throughout the global marketplace. In fact, for many commodities trading advisors, the fourth quarter of 2000 proved to be a very favorable period, as these trends were of sufficient magnitude and duration to lift many trading advisors into positive territory for the year. For the industry as a whole it was one of the strongest performance periods in recent memory.

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

Some CTAs monitor long-term trends, some intermediate term, a few short-term. Beacon's trading strategy concentrates largely on long-term trends. The globally diversified portfolio is usually invested in all markets at all times, in varying degrees depending on current market volatility and price trends. DTG, the Partnership's former trading advisor, followed a strategy similar to Beacon's. The Partnership has hired Stonebrook's Volatility Hedge Program to mitigate risk during periods of market volatility. During 2000, DTG's trading policy was to increase leverage in its positions at the end of a profitable day and to decrease leverage at the end of a losing day. During much of 2000, there were very few consecutive profitable days. This meant that in most instances where leverage was increased at the end of a profitable day it was followed by a losing day thus increasing the loss for the next day. Conversely, since there were very few consecutive profitable days, on most profitable days DTG had committed the lowest leverage thus decreasing the profit for that day. The Company also believes that this had an adverse effect on its 2000 results.

Set forth below is a comparison of the results of operations of the Partnership for the three-month and six-month periods ended June 30, 2001 and 2000.

As of June 30, 2001, the Net Asset Value of the Partnership was $22,406,158, a decrease of approximately 3.03% from its Net Asset Value of $23,107,073 at March 31, 2001. The Partnership's subscriptions and redemptions for the quarter ended June 30, 2001 totaled $151,412 and $732,410, respectively. For the quarter ended June 30, 2001, the Partnership had revenues comprised of $5,900,616 in realized gains, ($5,636,799) in change in unrealized losses and $161,244 in interest income compared to revenues comprised of ($13,198,473) in realized losses, ($803,254) in change in unrealized losses and $550,813 in interest income for the same period in 2000. The total income for the second quarter of 2001 increased by $13,875,975 from the same period in 2000, while total expenses decreased by $1,537,805 between these periods. The Net Asset Value per Unit decreased .38% from $1,241.52 at March 30, 2001 to $1,236.82 at June 30, 2001.

The Net Asset Value of the Partnership increased $247,603, or 1.12%, from December 31, 2000 through June 30, 2001. The Partnership's subscriptions and redemptions for the six months ended June 30, 2001 totaled $595,824 and $2,013,583, respectively. For the six months ended June 30, 2001, the Partnership had revenues comprised of $6,842,835 in realized gains,

($3,957,750) in change in unrealized losses and $310,927 in interest income compared to revenue comprised of ($11,848,835) in realized losses, ($477,045) in change in unrealized losses and $1,208,120 in interest income for the same period in 2000. The total income for the six months of 2001 increased by $14,313,772 from the same period in 2000 while expenses decreased by $2,469,904 between these periods. The Net Asset Value per Unit increased 8.00% from $1,145.25 at December 31, 2000 to $1,236.82 at June 30, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded. There has been no material change, during the three and six months ended June 30, 2001, in the sources of the Partnership's exposure to market risk.

The General Partner has procedures in place intended to control the Partnership's exposure to market risk, although there can be no assurance that it will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisor selected from time to time for the Partnership, calculating the Net Asset Value of the Advisor's respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations. While the General Partner will not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge the Advisor to reallocate positions, or itself reallocate Partnership assets among different Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions would be unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisor itself.

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

During the second quarter of 2001, 128.6274 Units were sold for a total of $151,412.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are filed with this Report or incorporated by reference as set forth below:

Exhibit No.       Description

3.1* Amended Certificate of Limited Partnership for the Fulcrum Fund Limited Partnership.

3.2* Limited Partnership Agreement of the Fulcrum Fund Limited Partnership, dated June 18, 1996 as amended December 15, 1997 and further amended October 10, 2000.

10.1** Customer Agreement between the Partnership and E.D. & F. Man International, Inc., dated August 27, 1996.

10.2* Cover letter and Model Sub-Advisory Agreement between The Fulcrum Fund Limited Partnership and Beacon Management Corporation dated January 1, 1998.

10.3* Cover letter and Model Sub-Advisory Agreement between The Dennis Fund Limited Partnership and Stonebrook Structured Products, LLC dated January 1, 1998.

* Incorporated herein by reference to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

** Incorporated herein by reference to the Partnership's Registration Statement on Form 10 dated June 22, 1999.

         (b)      Reports on Form 8-K

The Partnership did not file any reports on Form 8-K during the second quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE FULCRUM FUND LIMITED PARTNERSHIP


                                    By: Kenmar Advisory Corp., general partner

Dated:  August 13, 2001             By: /s/ Kenneth A. Shewer
                                        ----------------------------------------
                                        Kenneth A. Shewer
                                        Chairman (Duly Authorized Officer of the
                                        General Partner)

Dated:  August 13, 2001             By: /s/ Thomas J. DiVuolo
                                        ----------------------------------------
                                        Thomas J. DiVuolo
                                        Senior Vice President (Principal
                                        Financial and Accounting Officer of the
                                        Registrant)