Form 10-Q
period 2001-09-30
FULCRUM FUND LIMITED PARTNERSHIP
filed 2001-11-14
CIK 1022174

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                        QUARTER ENDED SEPTEMBER 30, 2001
                                      INDEX

                                                                            PAGE

PART I -   FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Statements of Financial Condition as of September 30, 2001
           (unaudited) and December 31, 2000 (audited)                         3

           Statements of Operations for the Three and Nine Months Ended
           September 30, 2001 and 2000 (unaudited)                             4

           Statements of Changes in Partners' Capital (Net Asset Value)
           for the Nine Months Ended September 30, 2001 and 2000 (unaudited)   5

           Notes to Financial Statements (unaudited)                           6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              12

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         15

PART II -  OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                          15

  Item 6.  Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                    17

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 2001 (Unaudited) and December 31, 2000 (Audited)


                                                September 30,       December 31,
                                                   2001                2000
                                               -------------       ------------
ASSETS
    Equity in broker trading accounts
       Cash                                       $ 9,220,072        $14,619,061
       Option premiums paid                           912,930                  0
       Unrealized gain on open contracts            4,934,955          4,921,853
                                                  -----------        -----------

              Deposits with broker                 15,067,957         19,540,914

    Cash and cash equivalents                       2,585,433            462,653
    Fixed income securities (cost, including
       accrued interest, - $0 and $3,652,487)               0          3,731,704
    Subscriptions receivable                            6,236             30,337
                                                  -----------        -----------

              Total assets                        $17,659,626        $23,765,608
                                                  ===========        ===========

LIABILITIES
    Accounts payable                              $    29,405        $    57,310
    Commissions and other trading fees
      on open contracts                                30,125             35,355
    General Partner offering fee                       43,338            102,107
    Advisor management fees                            44,486            107,359
    Advisor incentive fees                                  0            462,919
    Redemptions payable                               387,690            842,003
                                                  -----------        -----------

              Total liabilities                       535,044          1,607,053
                                                  -----------        -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 184.7556 and 204.7556
       units outstanding at September 30, 2001
       and December 31, 2000                          179,959            234,496
    Limited Partners - 17,396.2159 and
       19,143.4771 units outstanding at
       September 30, 2001 and December 31, 2000    16,944,623         21,924,059
                                                  -----------        -----------

              Total partners' capital
                 (Net Asset Value)                 17,124,582         22,158,555
                                                  -----------        -----------

                                                  $17,659,626        $23,765,608
                                                  ===========        ===========


                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 2001 and 2000 and
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                      September 30,
                                                      2001              2000              2001              2000
                                                  ------------      ------------      ------------      ------------
INCOME
    Commodity trading gains (losses)
       Realized                                   $ (8,217,608)     $ (1,353,259)     $ (1,518,930)     $(13,102,449)
       Change in unrealized                          3,891,635           793,270            13,102           227,976
                                                  ------------      ------------      ------------      ------------
              (Loss) from commodity trading         (4,325,973)         (559,989)       (1,505,828)      (12,874,473)
                                                  ------------      ------------      ------------      ------------
    Fixed income securities gains (losses)
       Realized                                              0           (50,395)          144,157          (150,040)
       Change in unrealized                                  0           114,421           (79,217)          202,670
                                                  ------------      ------------      ------------      ------------
              Gain from fixed income
                 securities                                  0            64,026            64,940            52,630
                                                  ------------      ------------      ------------      ------------
    Interest income                                    101,759           459,924           412,686         1,668,044
                                                  ------------      ------------      ------------      ------------
              Total (loss)                          (4,224,214)          (36,039)       (1,028,202)      (11,153,799)
                                                  ------------      ------------      ------------      ------------
EXPENSES
    Brokerage commissions                              179,270         1,521,859           581,417         4,162,513
    General Partner offering fee                       148,451           258,415           470,324         1,037,129
    Advisor management fees                            140,790           151,564           469,487           596,964
    Advisor incentive fees                                   0                 0           424,094                 0
    Operating expenses                                  60,522            60,556           114,361           196,342
                                                  ------------      ------------      ------------      ------------
              Total expenses                           529,033         1,992,394         2,059,683         5,992,948
                                                  ------------      ------------      ------------      ------------
              NET (LOSS)                          $ (4,753,247)     $ (2,028,433)     $ (3,087,885)     $(17,146,747)
                                                  ============      ============      ============      ============
A UNITS
    NET (LOSS) PER A UNIT
       (based on weighted average number of
       A Units outstanding during the period)                       $     (68.59)                       $    (536.71)
                                                                    ============                        ============
    (DECREASE) IN NET ASSET VALUE
       PER A UNIT                                                   $     (76.87)                       $    (558.85)
                                                                    ============                        ============
B UNITS
    NET (LOSS) PER B UNIT
       (based on weighted average number of
       B Units outstanding during the period)                       $     (66.56)                       $    (553.22)
                                                                    ============                        ============
    (DECREASE) IN NET ASSET VALUE
       PER B UNIT                                                   $     (72.54)                       $    (530.37)
                                                                    ============                        ============
NET (LOSS) PER UNIT
    (based on weighted average number of
    Units outstanding during the period)          $    (263.41)                       $    (166.53)
                                                  ============                        ============
(DECREASE) IN NET ASSET
    VALUE PER UNIT                                $    (262.78)                       $    (171.21)
                                                  ============                        ============


                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                      Partners' Capital
                                         ---------------------------------------------------------------------------------
                                               General                     Limited                        Total
                                         -------------------     --------------------------     --------------------------
                                          Units      Amount         Units          Amount          Units          Amount
                                          -----      ------         -----          ------          -----          ------
Nine Months Ended September 30, 2001
Balances at December 31, 2000            204.7556   $234,496      19,143.4771   $21,924,059     19,348.2327    $22,158,555
Net (loss) for the nine months
   ended September 30, 2001                          (35,246)                    (3,052,639)                    (3,087,885)
Additions                                  0.0000          0         564.6582       656,971        564.6582        656,971
Redemptions                              (20.0000)   (19,291)     (2,311.9194)   (2,583,768)    (2,331.9194)    (2,603,059)
                                         --------   --------     ------------   -----------     -----------    -----------
Balances at September 30, 2001           184.7556   $179,959      17,396.2159   $16,944,623     17,580.9715    $17,124,582
                                         ========   ========     ============   ===========     ===========    ===========
                                                    Net Asset Value Per Unit
                                                  ----------------------------
                                                  September 30,  December 31,
                                                      2001           2000
                                                      ----           ----
                                                    $ 974.04     $   1,145.25
                                                    ========     ============


                                                                  Partners' Capital
                                      -----------------------------------------------------------------------------
                                                    A Units                                  B Units
                                      ------------------------------------   --------------------------------------
                                                    General     Limited                      General     Limited
                                         Units      Partner     Partners         Units       Partner     Partners        Total
                                         -----      -------     --------         -----       -------     --------        -----
Nine Months Ended September 30, 2000
Balances at December 31, 1999          6,370.7262  $ 172,443   $10,081,458    24,428.4628   $ 334,048  $ 37,144,844   $ 47,732,793
Net (loss) for the nine months
   ended September 30, 2000                          (59,874)   (3,001,491)                  (129,793)  (13,955,589)   (17,146,747)
Additions                                  0.0000          0             0     5,329.1474      75,000     7,980,341      8,055,341
Redemptions                           (1,940.0167)         0    (2,537,261)   (6,938.8809)          0    (8,542,126)   (11,079,387)
                                      -----------  ---------   -----------   ------------   ---------  ------------   ------------
Balances at September 30, 2000         4,430.7095  $ 112,569   $ 4,542,706    22,818.7293   $ 279,255  $ 22,627,470   $ 27,562,000
                                      ===========  =========   ===========   ============   =========  ============   ============

                                                           A Units                  B Units
                                                 -------------------------- --------------------------
                                                  Net Asset Value Per Unit   Net Asset Value Per Unit
                                                 -------------------------- --------------------------
                                                 September 30, December 31,  September 30, December 31,
                                                     2000          1999          2000         1999
                                                     ----          ----          ----         ----
                                                   $1,050.68   $  1,609.53   $   1,003.86   $1,534.23
                                                   =========   ===========   ============   =========

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

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)

           C.     Commodities

                  Gains or losses are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

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

           F.     Income Taxes

                  The Partnership prepares calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership's income, expenses and trading gains or losses.

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

Note 3.    COMMODITY TRADING ADVISORS

           Effective November 1, 2000, the Partnership has advisory agreements with Beacon Management Corporation (USA) (Beacon) and Stonebrook Structured Products, LLC (Stonebrook) (the "commodity trading advisors"). Pursuant to the advisory agreement with Beacon, the Partnership pays a monthly management fee of 1/12 of 2% (2% annually) of the month-end Net Asset Value of the subaccount (as defined in the advisory agreement) and a quarterly incentive fee equal to 20% of Net New Trading Profits (as defined). Beacon pays up to 22.5% of its management and incentive fees to the General Partner. Pursuant to the advisory agreement with Stonebrook, the Partnership pays a monthly management fee equal to 1/12 of 1% (1% annually) of the month-end Net Asset Value of the subaccount (as defined) and a quarterly incentive fee equal to 10% of Net New Trading Profits (as defined). Stonebrook pays the entire incentive fee to the General Partner. During the period November 1, 2000 through March 31, 2001, the General Partner waived its right to all incentive fees to which it was entitled from Beacon and Stonebrook; accordingly, such incentive fees were not charged to the Partnership and the advisor incentive fees reported in the statement of operations have been reduced by the amount of such incentive fees waived by the General Partner.

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

Note 4.    DEPOSITS WITH BROKER

           The Partnership deposits cash with Man Financial Inc. to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Partnership earns interest income on its cash deposited with the broker.

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless such selling commission is waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions which amounted to $7,388 and $100,493 during the nine months ended September 30, 2001 and 2000, respectively.

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

           The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 7.    INTERIM FINANCIAL STATEMENTS

           The statement of financial condition as of September 30, 2001, the statements of operations for the three months and nine months ended September 30, 2001 and 2000, and the statements of changes in partners' capital (net asset value) for the nine months ended September 30, 2001 and 2000, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2001, and the results of operations for the three months and nine months ended September 30, 2001 and 2000.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 8.    FINANCIAL HIGHLIGHTS

           The following information contains per unit operating performance data for a unit outstanding during the entire three months and nine months ended September 30, 2001, and other supplemental financial data. This information has been derived from information presented in the financial statements.

                                                               Three months ended    Nine months ended
                                                               September 30, 2001   September 30, 2001
                                                                   (Unaudited)          (Unaudited)
                                                                   -----------          -----------
           PER UNIT PERFORMANCE
           (for a unit outstanding throughout the entire
           period)

           Net asset value per unit at June 30, 2001 and
                  December 31, 2000, respectively                   $1,236.82            $1,145.25
                                                                    ---------            ---------

           Loss from operations:
                  Net investment income *                              (13.74)              (57.47)
                  Net realized and change in unrealized loss
                  from trading **                                     (249.04)             (113.74)
                                                                    ---------            ---------

                         Total (loss) from operations                 (262.78)             (171.21)
                                                                    ---------            ---------

           Net asset value per unit at September 30, 2001           $  974.04            $  974.04
                                                                    =========            =========

           TOTAL RETURN ***                                            (21.25)%             (14.95)%


           SUPPLEMENTAL DATA

           Ratio to average net assets:
                  Expenses *, +                                          7.31%                9.60%
                  Net investment income *, +                            (5.19)%              (6.92)%

           -----------------------
           *      Excludes brokerage commissions
           **     Includes brokerage commissions
           ***    Not annualized
           +      Annualized

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

The assets of the Partnership are deposited with Man Financial Inc. (the "Broker") in a trading account established by the Partnership for the commodity trading advisor and are used by the Partnership as margin to engage in trading. Such assets are held in either a non-interest bearing bank account or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. In addition, certain of the Partnership's assets may also be placed in a custodial account with a cash manager to maximize the interest earned on assets not committed as margin.

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

"Net Asset Value" of the Partnership is defined as total assets of the Partnership, including, but not limited to, all cash and cash equivalents, accrued interest, earned discount, and open Commodities positions, less total liabilities, including, but not limited to, brokerage commissions that would be payable with respect to the closing of open Commodities positions, all as determined in accordance with the principles set forth in the Limited Partnership Agreement of the Partnership, dated June 18, 1996 and as amended on December 15, 1997 and further amended on October 10, 2000 (the "Partnership Agreement") or, where no such principles are specified therein, in accordance with United States generally accepted accounting principles applied on a consistent basis ("GAAP"). The term "Net Asset Value per Unit" is defined in the Partnership Agreement to mean the Net Asset Value of the Partnership divided by the number of Units outstanding as of the date of determination.

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

In general, Commodity Trading Advisors or CTAs analyze the movement of prices in the commodity and financial futures markets to identify trends and the opportunities for profit which accompany them. Because a CTA can take long or short positions in the futures markets, the direction of a trend is less important than the existence of a trend itself. Beacon or another CTA has the potential to generate profits when prices are identified as trending downward, by going short or selling ahead of a price decline, and when prices appear to be trending upward, by going long or buying ahead of the rise in price. When prices are moving sideways (i.e., with little movement up or down) or are exhibiting significant short-term volatility (such as rapid intra-day or inter-day price swings) trends are few and far between, and CTA profits can be flat or negative.

Set forth below is a comparison of the results of operations of the Partnership for the three-month and nine-month periods ended September 30, 2001 and 2000.

As of September 30, 2001, the Net Asset Value of the Partnership was $17,124,582, a decrease of approximately 23.57% from its Net Asset Value of $22,406,158 at June 30, 2001. The Partnership's subscriptions and redemptions for the quarter ended September 30, 2001 totaled $61,147 and $589,476, respectively. For the quarter ended September 30, 2001, the Partnership had revenues comprised of $8,217,608 in realized losses, $3,891,635 in change in unrealized gains and $101,759 in interest income compared to revenues comprised of $1,403,654 in realized losses, $907,691 in change in unrealized gains and $459,924 in interest income for the same period in 2000. The total income for the third quarter of 2001 decreased by $4,188,175 from the same period in 2000, while total expenses decreased by

$1,463,361 between these periods. The Net Asset Value per Unit at September 30, 2001 decreased 21.25% from $1,236.82 at June 30, 2001 to $974.04 at September
30, 2001. The performance in the third quarter of 2001 resulted primarily from U.S. interest rates, base metals and tropicals.

The Net Asset Value of the Partnership decreased $5,033,973, or 22.72% from December 31, 2000 through September 30, 2001. The Partnership's subscriptions and redemptions for the nine months ended September 30, 2001 totaled $656,971 and $2,603,059, respectively. For the nine months ended September 30, 2001, the Partnership had revenues comprised of $1,374,773 in realized losses, $66,115 in change in unrealized losses and $412,686 in interest income compared to revenues comprised of $13,252,489 in realized losses, $430,646 in change in unrealized gains and $1,688,044 in interest income for the same period in 2000. The total income for the nine months of 2001 was a loss of $1,028,202 as compared to a loss of $11,153,799 for the same period in 2000 while expenses decreased by $3,933,265 between these periods. The Net Asset Value per Unit at September 30, 2001 decreased 14.95% from $1,145.25 at December 31, 2000 to $974.04 at
September 30, 2001. The performance in the first nine months of 2001 resulted primarily from currencies, U.S. interest rates, base metals, grains and tropicals.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded. There has been no material change, during the three and nine months ended September 30, 2001, in the sources of the Partnership's exposure to market risk.

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

During the third quarter of 2001, 62.1074 Units were sold for a total of $61,147.

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

** Incorporated herein by reference to the Partnership's Registration Statement on Form 10 dated June 22, 1999.

             (b)  Reports on Form 8-K

The Partnership did not file any reports on Form 8-K during the third quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE FULCRUM FUND LIMITED PARTNERSHIP


                              By: Kenmar Advisory Corp., general partner


Dated:  November 14, 2001     By:  /s/ Kenneth A. Shewer
                                   ---------------------------------------------
                              Kenneth A. Shewer
                              Chairman (Duly Authorized Officer of the General
                              Partner)

Dated:  November 14, 2001     By:  /s/ Thomas J. DiVuolo
                                   ---------------------------------------------
                              Thomas J. DiVuolo
                              Senior Vice President (Principal Financial and
                              Accounting Officer of the Registrant)