Form 10-K
period 2001-12-31
FULCRUM FUND LIMITED PARTNERSHIP
filed 2002-03-29
CIK 1022174

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

ITEM 1.  BUSINESS.

         The discussion below and elsewhere in this Form 10-K contains "certain forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act")) that are based on the beliefs of the Partnership (as defined below), as well as assumptions made by, and information currently available to, the Partnership. A number of important factors could cause the Partnership's actual growth, results, performance and business prospects and opportunities in 2002 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. These factors include, without limitation, the factors described below and elsewhere in this Annual Report on Form 10-K.

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

         In June 1996, the Partnership commenced a private placement of units of limited partnership interest ("Units") in reliance on the exemptions afforded by, among others, Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder. Investments made prior to April 30, 1997 are referred to as "A Units" and Investments made on or after April 30, 1997 are referred to as "B Units". The initial net asset value per B Unit was the net asset value per A Unit at April 30, 1997. The only difference between A Units and B Units are the advisor management and incentive fee rates in effect prior to November 1,2000. On January 1, 2001, A Units and B Units were converted into a single Unit utilizing the Net Asset Value per B Unit on December 31, 2000 of $1,145.25. The amounts reflected in the financial statements assume this conversion into a single Unit occurred on December 31, 2000. Accordingly, the total number of outstanding Units at December 31, 2000 was 19,348.2327.

         Units are offered at a price per Unit equal to the then-current Net Asset Value per Unit (as defined below) plus a selling commission equal to 5% unless such selling commission is waived in whole or in part by the General Partner. Since the Partnership began the private placement in 1996, through December 2001, 45,015 Units had been sold for a total of $69,465,321. The minimum subscription is $26,250 for new investors other than Employee Benefit Plans (as defined herein) or $10,500 for Employee Benefit Plans and existing limited partners of the Partnership ("Limited Partners"), which amounts include selling commissions of $1,250 and $500 respectively. "Net Asset Value" of the Partnership in general means total assets of the Partnership, including, but not limited to, all cash and cash equivalents, accrued interest, earned discount, and open Commodities positions, less total liabilities, including, but not limited to, brokerage commissions that would be payable with respect to the closing of open Commodities positions, all as determined in accordance with the principles set forth in the Partnership Agreement or, where no such principles are specified therein, in accordance with United States generally accepted accounting principles applied on a consistent basis ("GAAP"). "Net Asset Value per Unit" means the Net Asset Value of the Partnership divided by the number of Units outstanding as of the date of determination. The value of all Commodities shall be the market value thereof. The market value of a Commodity traded on an exchange shall be based upon the settlement price on the exchange on the date of determination; provided, however, that if a Commodity could not be liquidated on the day with respect to which the assets of the Partnership are being determined, the settlement price on the first subsequent day on which the contract could be liquidated shall be the basis for determining the liquidating value thereof. The market value of a forward contract, a swap contract, or any other off-exchange contract, instrument, or transaction shall mean its market value as determined by the General Partner on a basis consistently applied.

         Investors receive a Confidential Private Placement Memorandum and Disclosure Document (the "Disclosure Document") which sets forth the material terms of the investment. The Disclosure Document is updated every nine (9) months or upon any material change (whichever is sooner), as required by the regulations promulgated under the Commodity Exchange Act, as amended (the "CE Act"), and filed with the CFTC for compliance therewith.

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

         The Partnership itself does not have any employees. Rather, the General Partner, in its capacity as a CFTC-regulated CPO, employs 35 persons as of December 31, 2001 and provides the Partnership with the services of certain personnel to conduct its operational activities.

         Effective November 1, 2000, the commodity trading advisor ("CTA") to the Partnership is the Meka Program of Beacon Management Corporation ("Beacon"), a Delaware corporation and registered CTA and CPO (the "Advisor"). Prior to that time, the Partnership's commodity trading advisor was the Dennis Trading Group. The Advisor is responsible for making the trading decisions for the Partnership. In addition, the Partnership, Effective November 1, 2000, hired the Volatility Hedge Program of Stonebrook Structured Products, LLC ("Stonebrook"), an overlay program designed to hedge the positions of traditional trend-following programs during periods identified by Stonebrook's systems as "high risk." This overlay program was eliminated in October 2001. Investors should note that the Advisor is the sole advisor for the Partnership.

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

         ADVISORY FEES. As compensation for managing the Partnership, the General Partner currently receives 22.5% of the management and incentive fee of the Advisor.

         Out of all compensation paid to the General Partner, the General Partner may also pay selling agents additional selling compensation and/or compensation for ongoing services up to 3% annually.

FEES TO THE ADVISOR

         MANAGEMENT FEES. Pursuant to the Advisory Agreement (as defined herein), the Partnership currently pays to the Advisor a monthly management fee (the "Management Fee"). The monthly Management Fee is equal to 1/12 of 2% (2% annually) of the month-end Net Asset Value of the Partnership. The Management Fees paid for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 are set forth in a table on page 6 of this Form 10-K.

         INCENTIVE FEES. Pursuant to the Advisory Agreement, the Partnership currently pays to the Advisor a quarterly incentive fee equal to 20% of the Net New Trading Profits. During the period November 1, 2000 to March 31, 2001, the General Partner waived its right to all incentive fees to which it was entitled from Beacon and Stonebrook. Accordingly, such incentive fees were not ultimately charged to the Partnership, and the gross amount of advisor incentive fees reflected in the statements of operations has been reduced after total expenses by the advisor incentive fees waived which amounted to $123,124, $134,396 and $0 during the years ended December 31, 2001, 2000, and 1999, respectively. Subsequent to this time, the General Partner resumed its collection of incentive fees. For the year ended 2001, the General Partner did not collect any incentive fees from the Partnership. The incentive fees paid for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 are set forth in a table on page 6 of this Form 10-K.

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

         Pursuant to arrangements between the Advisor and the General Partner:
(i) the Advisor receives 77.5% and the General Partner 22.5% of the management and incentive fees payable to the Advisor, (ii) Stonebrook received all of the management fees payable to Stonebrook, and (iii) Stonebrook received 75% and the General Partner 25% of the incentive fee payable to Stonebrook.

OTHER FEES AND EXPENSES

         BROKERAGE COMMISSIONS. The Partnership's current brokerage commission expense is $10 per roundturn transaction plus administrative "give-up" fees.

         ADMINISTRATIVE AND ONGOING OPERATING FEES AND EXPENSES. The Partnership will pay all administrative and ongoing operating fees and expenses. Ordinary administrative expenses include, but are not limited to, accounting, auditing, record keeping, administration, computer and clerical expenses (including expenses incurred in preparing reports and tax information to Limited Partners and regulatory authorities, printing and duplication expenses and mailing expenses), legal fees and expenses and other expenses incurred by such persons and by the General Partner and its affiliates in providing services to the Partnership. Legal fees and expenses include outside counsel's fax and copying charges and other disbursements (such as filing fees, whether paid by the General Partner or outside counsel). Such fees were approximately 0.8% (annualized) of the Net Asset Value of the Partnership for 2001.

         EXTRAORDINARY EXPENSES. The Partnership is responsible for all extraordinary expenses (e.g., litigation expenses) incurred on behalf of the Partnership. As of December 31, 2001, the Partnership has not paid, and does not anticipate paying, any extraordinary expenses.

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

         The following chart reflects the actual fees and expenses for the periods presented.


                                      2001        2000        1999          1998         1997
                                  ----------   ----------   ----------   ----------   ----------
Brokerage Commissions             $  707,365   $4,349,404   $2,676,283   $1,400,182   $  943,428

Management Fees                      560,105      746,501      877,660      482,628      219,334

Incentive Fees                       424,094      462,919    2,103,117    3,229,070      702,920

General Partner's Offering Fees      598,204    1,208,141    1,461,667      748,537      324,867

Operating Expenses                   162,078      348,230      243,034      135,589       79,101


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

         The Partnership and the General Partner are affiliated entities and are represented by the same counsel, Katten Muchin Zavis, Chicago, Illinois. No independent experts or professionals have been retained on behalf of the Limited Partners. To the extent that Limited Partners would benefit by further independent representation, that benefit will not be available to Limited Partners and they are advised to seek independent counsel.

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

RECOURSE BY LIMITED PARTNERS

         In evaluating the foregoing potential and actual conflicts of interest, an investor should be aware that the General Partner will have a responsibility to the Limited Partners to exercise good faith and fairness in all dealings affecting the Partnership. The responsibility of a general partner to limited partners is a changing area of the law and Limited Partners who have questions concerning the responsibilities of the General Partner should consult their legal counsel. In the event that a Limited

Partner believes that the General Partner has violated its responsibilities, the Limited Partner may seek legal relief for himself and all other similarly situated Limited Partners or on behalf of the Partnership under applicable laws to recover damages from, or to require an accounting by, the General Partner. Furthermore, Limited Partners are afforded certain rights to institute reparation proceedings under the CE Act for violations of the CE Act or of any rule, regulation or order of the CFTC by the General Partner or the Broker. A Limited Partner may also institute legal proceedings in court against the General Partner, the Broker or the Advisor for certain violations of the CE Act or rules, regulations or orders of the CFTC. Excessive trading of the Partnership's account has been held to constitute a violation of the antifraud provisions of the CE Act. Limited Partners should be aware that it may be difficult to establish that excessive trading has occurred due to the broad trading discretion given to the General Partner in the Partnership Agreement and the Advisor in the Advisory Agreement, exculpatory provisions in the Partnership Agreement and in the Advisory Agreement, and the lack of definitive standards in judicial and administrative decisions as to what constitutes excessive trading.

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

         Notwithstanding the foregoing, in any action brought by a Limited Partner in the right of the Partnership to which the General Partner or any other person indemnified pursuant to the foregoing are party defendants, any such person will be indemnified by the Partnership only to the extent and subject to the conditions specified in the Partnership Act. Also, indemnification of the General Partner or its affiliates by the Partnership will be limited for losses and liabilities resulting from violations of United States Federal, state or foreign securities law in connection with the offer or sale of Units. The CFTC has issued a statement of policy relating to indemnification of officers and directors of an FCM (such as the Broker) and its controlling persons under which the CFTC has taken the position that whether such an indemnification is consistent with the policies expressed in the CE Act will be determined by the CFTC on a case-by-case basis.

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

THE ADVISOR

         The Advisor is responsible for making the trading decisions for the Partnership. In addition, the Partnership, effective November 1, 2000, hired Stonebrook's Volatility Hedge Program, an overlay program designed to hedge the positions of traditional trend-following programs during periods identified by Stonebrook's systems as "high risk." This overlay program was eliminated in October 2001. Investors should note that the Advisor is the sole advisor for the Partnership.

         The Advisor has prepared the following description. This description is a summary and is therefore qualified in its entirety by reference to the detailed descriptions contained in the Advisor's disclosure documents, copies of which may be obtained by a prospective investor upon request to the General Partner. Due to the confidential and/or proprietary nature of most of the information, such as trading methods and strategies and the performance tables, the General Partner is relying on the Advisor for the accuracy thereof.

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

         In an effort to address the potential for high volatility in the Advisor's Meka Program, an additional advisor was selected. This advisor, Stonebrook Structured Products LLC, will serve as the Partnership's "Overlay Provider" through use of its Volatility Hedge Program ("VHP"). VHP is an overlay program designed to pinpoint high-risk periods in market trends and to "hedge" the high-risk positions of a trend-following program in an effort to mitigate risk and improve the overall risk return profile relative to that of a stand-alone, trend-following program. As of October 22, 2001, the Partnership terminated its relationship with Stonebrook.

BEACON MANAGEMENT CORPORATION

         Beacon Management Corporation is a Delaware corporation located at 47 Hulfish Street, Princeton, New Jersey 08542, with telephone number 609-924-5395. The Advisor offers managed trading programs in futures and options. The Advisor develops and implements computer systems that integrate futures research, trading, money management, and investment accounting. The principals of the Advisor are Grant W. Schaumburg Jr., Mark S. Stratton, Thomas J. Nash and Karen
L. Zaramba.

         The Advisor continues the futures trading advisory business formerly conducted by Beacon Management Corporation N.V., a Netherlands Antilles corporation formed by Commodities Corporation in September 1982, and by Comtrade Associates, a partnership founded in 1977. The Advisor began trading client accounts in July 1980 and currently manages approximately $86 million. The Advisor is registered as a commodity trading advisor and commodity pool operator and is a member of the National Futures Association. Comtrade Associates registered as a commodity trading advisor in June 1978, and the Advisor registered in September 1982.

DESCRIPTION OF MEKA PROGRAM

         The Meka program aggressively invests in a broad array of globally diversified assets using proprietary trading systems and portfolio allocation software. The program's objective is to use diversification and leverage to earn long-run returns from a variety of markets. Meka is executed in the futures markets, which provide excellent liquidity, facilitate asset allocation shifts, and offer flexible leverage. Meka generally maintains investments in the following markets:

- global equity indices, such as U.S. large and small cap, Japanese, Australian, and European markets;

- global bonds indices, such as U.S. long and intermediate Treasuries, and European bonds;

- currency cross rates, such as the U.S. dollar vs. the Japanese Yen, the Euro, the British Pound, the Canadian Dollar, and the Australian dollar;

- energy markets, such as crude oil, gasoline, and natural gas; metals, such as gold, silver, and copper; and

-   world commodity markets, such as grains, meats, coffee, and sugar.

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

         INDEMNIFICATION. The Partnership has agreed to indemnify the Advisor from and against any loss, liability, claim, demand, damage, cost or expense (including reasonable attorneys' and accountants' fees) arising out of the Advisor's performance of its services except for certain actions by the Advisor, including but not limited to (i) a material breach of the Advisory Agreement;
(ii) an act of, or omission to act due to, breach of fiduciary duty, bad faith, misconduct or negligence by the Advisor or its principals; or (iii) a materially misleading or untrue statement of material fact contained in the Advisor's disclosure document or an omission to state therein a material fact required to be stated therein or necessary to make the statements therein not materially misleading.

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

         STATUS. The Advisor is, and for all purposes shall be deemed to be, an independent contractor and, unless otherwise expressly provided in the Advisory Agreement or with the prior written authorization of the Partnership, the Advisor and its respective principals shall have no authority to act for or represent the Partnership in any way and shall not otherwise be deemed to be an agent of the Partnership. The Advisor is neither a sponsor nor a promoter of the Partnership.

THE BROKER

         The General Partner has responsibility for monitoring the Partnership's brokers and for negotiation of their brokerage commission rates. The General Partner has selected Man Financial Inc ("Broker") to be the clearing broker for the Partnership. The Broker is registered under the CE Act, as amended, as an FCM and a CPO, and is a member of the NFA in such capacities. In addition, the Broker is registered with the National Association of Securities Dealers, Inc. as a broker-dealer. The Broker, which is part of the Man Group of companies, is a member of major United States futures and securities exchanges. The Broker's main office is located at 440 S. LaSalle Street, Chicago, Illinois 60605. The Broker's telephone number at such location is (312) 663-7500.

         At any given time, the Broker is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, expected to have a material effect upon its condition, financial or otherwise or to the services it will render to the Partnership. There have been no material, administrative, civil or criminal proceedings pending on appeal or concluded against the Broker or its principals within five years preceding the date of this report.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         There is no established public trading market for the Units.

HOLDERS

         There were approximately 330 holders of Units at March 15, 2002.

DIVIDENDS

         Pursuant to the Partnership Agreement, distributions of profits, if any, will be made at the sole discretion of the General Partner. As of March 15, 2002 the General Partner had not made, and the General Partner does not currently intend to make, any distributions.

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

         During the fourth quarter of 2001, 77.1373 Units were sold for a total of $69,115.

ITEM 6.  FINANCIAL INFORMATION.

SELECTED FINANCIAL DATA

         The following Selected Financial Data is derived from the audited financial statements of the Partnership for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. The Partnership commenced trading operations on October 9, 1996. See "Index to Financial Statements" at page F-1.

                                                                               YEAR ENDED
                                                    2001            2000            1999           1998          1997
Total Assets                                   $ 15,170,241    $ 23,765,608    $ 48,842,564    $ 35,864,129   $ 13,814,909
                                               ------------    ------------    ------------    ------------   ------------
Total Partners' Capital                          13,805,490      22,158,555      47,732,793      35,559,179     13,550,922
                                               ------------    ------------    ------------    ------------   ------------
Total Income                                     (2,273,726)     (7,037,125)     (1,045,642)     12,380,097      4,056,330
                                               ------------    ------------    ------------    ------------   ------------
Total Expenses                                    2,451,846       7,115,195       7,361,761       5,996,006      2,269,650
                                               ------------    ------------    ------------    ------------   ------------
Net Income (Loss)                                (4,725,572)    (14,152,320)     (8,407,403)      6,384,091      1,786,680
                                               ------------    ------------    ------------    ------------   ------------

A Units(1)

     Net Asset Value Per A Unit                                 $   1,199.29    $   1,609.53    $   1,829.21   $  1,283.62
                                                                ------------    ------------    ------------   -----------

Net Income (Loss) Per A Unit
(Based on weighted average number
of A Units outstanding during the
period)                                                         $    (499.98)   $    (196.68)   $     555.83   $    130.21
                                                                ------------    ------------    ------------   -----------

     Increase (Decrease) in Net
     Asset Value Per A Unit                                     $    (410.24)   $    (219.68)   $     545.59   $    202.22
                                                                ------------    ------------    ------------   -----------

B Units(1)

     Net Asset Value Per B Units                                $   1,145.25    $   1,534.23    $   1,760.76   $  1,253.94
                                                                ------------    ------------    ------------   -----------

Net Income (Loss) Per Unit
(Based on weighted average number
of B Units outstanding during the
period)                                                         $    (485.55)   $    (370.99)   $     307.36   $    285.90
                                                                ------------    ------------    ------------   -----------

     Increase (Decrease) in Net
     Asset Value Per B Unit                                     $    (388.98)   $    (226.53)   $     506.82   $    198.02
                                                                ------------    ------------    ------------   -----------

Net (Loss) Per Unit (Based on
weighted average number of
Limits outstanding during the
period)(1)                                     $    (259.02)
                                               ------------

(Decrease) In Net Asset
Value Per Unit(1)                              $    (267.42)
                                               ------------

Net Asset Value Per Unit(1)                    $     877.83
                                               ============


--------

(1) On January 1, 2001, A Units and B Units were converted into a single Unit utilizing the Net Asset Value per B Unit on December 31, 2000 of $1,145.25. The amounts reflected in the financial statements assume this conversion into a single Unit occurred on December 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion below and elsewhere in this Form 10-K contains "forward looking" information that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. A number of important factors could cause the Partnership's actual growth, results, performance and business prospects and opportunities in 2002 and beyond to differ materially from those expressed in, or implied by, any such forward looking information.

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

        In 1999, Commodity Trading Advisors ("CTAs") and the managed futures industry as a whole experienced their worst annualized performance since 1994. Trend-following CTAs had a particularly difficult time owing to a marked lack of trends in all but a few markets. In November 2000, Dennis Trading Group ("DTG") resigned as the Advisor and was replaced by the Meka Program of the Beacon Management Corporation ("Beacon") and the VHP operated by Stonebrook Structured Products, L.L.C. That replacement coincided with a shift in the market environment as trends began to emerge throughout the global marketplace. In fact, for many commodities trading advisors, the fourth quarter of 2000 proved to be a very favorable period, as these trends were of sufficient magnitude and duration to lift many trading advisors into positive territory for the year. For the industry as a whole it was one of the strongest performance periods in recent memory.

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

        In 2001, results were dominated by a declining interest rate environment and the terrorist attacks of September 11. The Board of Governors of the Federal Reserve Board cut interest rates eleven times during the first ten months and provided one of the few consistent trends for industry CTAs in an otherwise difficult trading environment. The Meka Program provided market diversification as most sectors were marginally profitable or unprofitable, with good gains coming in just the financials area. However, it became apparent that the long bias in stocks was becoming a burden on the Partnership, especially after September 11. When it was determined that the losses in the stock indices offset all gains in the other sectors, trading was halted in this sector at the end of October. In addition, it was felt that the VHP Overlay program was not cost efficient and was removed at the same time. The Partnership, which was down slightly at the end of October suffered its sharpest decline in November as bond prices plummeted in less than one week, undoing a large part of its gains in financials. The Meka Program never recovered from the losses in the stock indices, although no other sector reported more than a nominal loss.

        Set forth below is a summary of the results of operations of the Partnership for the calendar years 1999 through 2001.

        On January 1, 2001 A Units and B Units were converted into a single Unit utilizing the Net Asset Value per B Unit on December 31, 2000 of $1,145.25. As of December 31, 2001, the Net Asset Value of the Partnership was $13,805,490, a decrease of approximately 37.70% from its Net Asset Value of $22,158,555 at December 31, 2000. The Partnership's 2001 subscriptions and redemptions totaled $726,086 and $4,353,579, respectively. For the year ended December 31, 2001, the Partnership had revenues comprised of $1,185,581 in realized gains, ($3,935,133) in unrealized losses and $475,826 in interest income. For that same year, the Partnership had expenses consisting of $707,365 in brokerage commissions, $598,204 in General Partner's offering fees, $560,105 in management fees, $424,094 in incentive fees and $162,078 in operating expenses. This resulted in the Partnership having net loss of ($4,725,572). The Net Asset Value per Unit at December 31, 2001 decreased 23.35% from $1,145.25 at December 31, 2000 to $877.83 at December 31, 2001. The Fund's trading losses during 2001 resulted primarily from losses in global stock indices, energies, and metals.

        As of December 31, 2000, the Net Asset Value of the Partnership was $22,158,555, a decrease of approximately 53.58% from its Net Asset Value of $47,732,793 at December 31, 1999. The Partnership's 2000 subscriptions and redemptions totaled $8,099,481 and $19,521,399, respectively. For the year ended December 31, 2000, the Partnership had revenues comprised of ($14,184,423) in realized losses, $5,159,280 in unrealized gains and $1,988,018 in interest income. For that same year, the Partnership had expenses consisting of $4,349,404 in brokerage commissions, $746,501 in management fees, $462,919 in incentive fees, $1,208,141 in General Partner's offering fees and $348,230 in operating expenses. This resulted in the Partnership having a net loss of ($14,152,320). The Net Asset Value per A Unit at December 31, 2000 decreased 25.49% from $1,609.53 at December 31, 1999 to $1,199.29 at December 31, 2000.
The Net Asset Value per B Unit at December 31, 2000 decreased 25.35% from $1,534.23 at December 31, 1999 to $1,145.25 at December 31, 2000. Approximately 63% of the Partnership's net losses during the year ended December 31, 2000, were attributable to global interest rates, 21% to metals, 14% to grains and 2% to tropicals.

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

                           FORWARD-LOOKING STATEMENTS

        Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the 1933 Act and Section 21E of the 1934 Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Partnership's financial statements, together with the auditor's report thereon, are included on pages F-1 through F-12 hereof.

      The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2001 and 2000.

                                         1st Quarter          2nd Quarter            3rd Quarter        4th Quarter
                                            2001                  2001                   2001               2001
                                            ----                  ----                   ----               ----
Gain (loss) from commodity
    trading                             $   2,556,578        $      263,597        $  (4,325,973)      $   (1,317,442)
Gain from fixed income
    securities                                 64,690                   250                    0                    0
Total income (loss)                         2,770,951               425,061           (4,224,214)          (1,245,524)
Net income (loss)                           1,785,279              (119,917)          (4,753,247)          (1,637,687)
Net income (loss) per Unit                      93.36                 (6.50)             (263.41)              (94.39)

Increase (decrease) in Net
    Asset Value per Unit                        96.27                 (4.70)             (262.78)              (96.21)

Net Asset Value per Unit
    at end of period                         1,241.52              1,236.82               974.04               877.83

                                         1st Quarter          2nd Quarter            3rd Quarter        4th Quarter
                                            2000                  2000                   2000               2000
                                            ----                  ----                   ----               ----
Gain (loss) from commodity
    trading                             $   1,721,517        $  (14,036,001)      $     (559,989)       $   3,741,978
Gain (loss) from fixed income
    securities                                (45,670)               34,274               64,026               54,722
Total income (loss)                         2,333,154           (13,450,914)             (36,039)           4,116,674
Net income (loss)                             415,383           (15,533,697)          (2,028,433)           2,994,427
Net income (loss) per A Unit                    26.65               (493.81)              (68.59)              137.64

Increase (decrease) in Net
    Asset Value per A Unit                      22.59               (504.57)              (76.87)              148.61

Net Asset Value per A Unit
    at end of period                         1,632.12              1,127.55             1,050.68             1,199.29

Net income (loss) per B Unit                     9.93               (483.44)              (66.56)              132.37

Increase (decrease) in Net
    Asset Value per B Unit                      22.65               (480.48)              (72.54)              141.39

Net Asset Value per B Unit
    at end of period                         1,556.88              1,076.40             1,003.86             1,145.25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The General Partner, Kenmar Advisory Corp., is the sole general partner of the Partnership. The General Partner, is a corporation which was originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996. The General Partner has been registered with the CFTC as a CPO and a member in good standing of the NFA in such capacity since February 1984. Its address is Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831-8150 and its telephone number is (203) 861-1000. It is owned equally and indirectly by Messrs. Shewer and Goodman. The directors and executive officers of the General Partner currently are as follows:

         MR. KENNETH A. SHEWER, age 48, has been the Chairman and a director of the General Partner since September 1983. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. ("Pasternak, Baum"), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Goodman. Mr. Shewer created and managed Pasternak, Baum's Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. In 1982, Mr. Shewer became co-manager of Pasternak, Baum's F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975.

         MR. MARC S. GOODMAN, age 53, has been the President and a director of the General Partner since September 1983. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. Mr. Goodman left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Shewer. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds and for selecting trading personnel. Mr. Goodman has conducted extensive business in South America, Europe and the Far East. Mr. Goodman was awarded an Economics and Finance Department Fellowship from September 1969 through June 1971. Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a B.B.A. in 1969 and an M.B.A. in 1971 in Finance and Investments.

         MS. ESTHER ECKERLING GOODMAN, age 49, has been the Senior Executive Vice President of the General Partner since March 1991 and has also served as Chief Operating Officer of the General Partner since October 1995. Ms. Goodman joined Kenmar in July 1986 and has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades and Company, Inc., where she was responsible for the development and management of a managed futures program which, in 1979, became the trading system for an independent CTA of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Association and its predecessor, the Managed Futures Trade Association, from 1987 through 1995. In addition, she has written several articles and has spoken before various professional groups and organizations on the subject of managed futures. Ms. Goodman attended Vassar College from 1970-1972 and graduated from Stanford University in 1974 with a B.A. degree. Ms. Goodman is married to Mr. Marc S. Goodman.

         Each director of the General Partner serves until the next annual meeting of stockholders or until a successor is elected. Executive officers of the General Partner are appointed annually and serve at the discretion of its Board of Directors. Messrs. Shewer and Goodman hold directorships in various affiliates of the General Partner.

SIGNIFICANT EMPLOYEES OF THE GENERAL PARTNER

         MR. THOMAS J. DIVUOLO, age 42, Senior Vice President responsible for account administration, oversight and risk management, joined the General Partner in March 1989. From 1982 through 1984, Mr. DiVuolo was employed by Balfour Maclaine International Ltd. working in the commodity accounting and compliance areas. From 1984 through 1986 he was employed at E.F. Hutton and Company, Inc. as a manager of commodity regulatory reporting. From 1986 until he joined the General Partner in 1989, Mr. DiVuolo worked for Lloyds International Trading, a commodity trading division of Lloyds Bank. Mr. DiVuolo is a 1982 graduate of Pace University with a B.B.A. degree in Public Accounting. He received his M.B.A. in Finance from Wagner College in 1990.

         MR. GARY J. YANNAZZO, age 49, Senior Vice President and Chief Financial Officer, joined the General Partner in August 1997. From March 1992 to July 1995, he was Senior Vice President and Controller of Mettallgesellschaft Corp., a diversified commodity marketing and trading company, with 30 worldwide subsidiaries and $5 billion in annual revenues. From January 1990 through February 1992, Mr. Yannazzo was President, Chief Executive Officer and part owner of Holland Mortgage Corporation. From December 1982 through November 1989, Mr. Yannazzo was First Vice President of Security Capital Corporation, a publicly traded financial services company and affiliate of Smith Barney, Inc. From June 1975 through November 1982, Mr. Yannazzo was with Arthur Andersen & Co., serving as an Audit Manager from June 1980. From August 1995 until he joined the General Partner, Mr. Yannazzo was a private consultant, engaged primarily in projects and ventures in the commodity and derivative areas. Mr. Yannazzo received his B.S. in business administration from Seton Hall University in 1975 and his certified public accountant certification in 1977.

         MS. JOANNE D. ROSENTHAL, age 36, Senior Vice President and Director of Research, joined the General Partner in October 1999. Prior to joining the General Partner, Ms. Rosenthal spent 9 years at The Chase Manhattan Bank, in various positions of increasing responsibility. From July 1991 through April 1994, she managed the Trade Execution Desk and from May 1994 through September 1999, she was a Vice President and Senior Portfolio Manager of Chase Alternative Asset Management, Inc. Ms. Rosenthal received a Masters of Business Administration in Finance from Cornell University and a Bachelor of Arts in Economics from Concordia University in Montreal, Canada.

         MR. MARK M. ROSSOW, age 49, Senior Vice President and General Counsel, joined the General Partner in August 2000. From October 1998 until July 2000, Mr. Rossow was a partner in the law firm of Snow Becker Krauss P.C. From May 1994 until September 1998, Mr. Rossow was a partner in the law firm of Amon & Sabatini. Prior to that, Mr. Rossow was in-house counsel to the international accounting firm BDO Seidman. Mr. Rossow has served on the staff of the United States Securities and Exchange Commission. Mr. Rossow earned a B.A. degree from Syracuse University in 1975 and a J.D. degree from the University of Michigan in 1978. He was admitted to practice law in 1979.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the 1934 Act, as amended, requires the General Partner and the directors of the General Partner to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons also are required to furnish the Partnership with copies of all Section 16(a) forms they file. Based solely on its review of copies of such forms received by it, the believes that all other Section 16(a) filing requirements applicable to the reporting persons were complied with by such persons during 2001.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Partnership has no directors or officers. The Partnership delegates all management of the Partnership's affairs to the General Partner. As of March 15, 2002, the General Partner owned 184.7556 Units of general partnership interest, representing a 1.31% investment in the Partnership. The General Partner is indirectly and equally owned by Messrs. Kenneth A. Shewer and Marc S. Goodman.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The General Partner is the sole general partner of the Partnership and manages and conducts the business of the Partnership. The Partnership Agreement provides that the General Partner may be compensated in such form(s) and in such amount as the General Partner, in its sole discretion, shall determine, after giving due weight to industry standards. As more fully described in Item 1 hereto, to compensate the General Partner for its management and operations of the Partnership, its management and monitoring of the portfolio of the Advisor, the General Partner currently receives 22.5% of the Advisor's management and incentive fee, all of Stonebrook's incentive fee, and an offering fee. For the year ended December 31, 2001, the General Partner received $89,520 in management fees, $0 in incentive fees and $598,204 in offering fees. See "Item 1. Business
- Fees and Expenses - Fees to the Advisor." In addition, because the General Partner negotiated a brokerage commission rate for the Partnership which is generally lower than the rate available to the public, the General Partner may receive from the Broker a portion of the brokerage commissions paid by the Partnership to the Broker. See "Item 1. Business--Fees and Expenses--Fees to the General Partner".

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

         (a) The following financial statements of the Partnership, with the independent auditor's report, are filed as part of this Form 10-K:

             (1) The following documents are filed as part of this Form 10-K;

             -Independent Auditor's Report
             -Statements of Financial Condition as of December 31, 2001 and
                 2000
             -Condensed Schedule of Investments as of December 31, 2001 -Statements of Operations for the Years Ended December 31,
                 2001, 2000, and 1999
             -Statements of Changes in Partners' Capital (Net Asset Value)
                 For the Years Ended December 31, 2001, 2000, and 1999
             -Notes to Financial Statements

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

                      THE FULCRUM FUND LIMITED PARTNERSHIP


                                TABLE OF CONTENTS

                                                                       PAGES
                                                                       -----

Independent Auditor's Report                                            F-2

Financial Statements

    Statements of Financial Condition
       December 31, 2001 and 2000                                       F-3

    Condensed Schedule of Investments
       December 31, 2001                                                F-4

    Statements of Operations For the Years
       Ended December 31, 2001, 2000 and 1999                           F-5

    Statements of Changes in Partners' Capital (Net Asset Value)
       For the Years Ended December 31, 2001, 2000 and 1999             F-6

    Notes to Financial Statements                                  F7 - F12

              [ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT


To the Partners
The Fulcrum Fund Limited Partnership


We have audited the accompanying statements of financial condition of The Fulcrum Fund Limited Partnership as of December 31, 2001 and 2000, including the December 31, 2001 condensed schedule of investments, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fulcrum Fund Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and the changes in its net asset values for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.



                                    /s/ Arthur F. Bell, Jr. & Associates, L.L.C.


Hunt Valley, Maryland
February 5, 2002

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2001 and 2000


                                                              2001          2000
                                                           -----------   -----------
ASSETS
    Equity in broker trading accounts
       Cash                                                $12,355,738   $14,619,061
       Unrealized gain on open contracts                     1,065,937     4,921,853
                                                           -----------   -----------

              Deposits with broker                          13,421,675    19,540,914

    Cash and cash equivalents                                1,748,566       462,653
    Fixed income securities (cost, including
       accrued interest, - $0 and $3,652,487)                        0     3,731,704
    Subscriptions receivable                                         0        30,337
                                                           -----------   -----------

              Total assets                                 $15,170,241   $23,765,608
                                                           ===========   ===========

LIABILITIES
    Accounts payable                                       $    20,104   $    57,310
    Commissions and other trading fees
       on open contracts                                        14,980        35,355
    General Partner offering fee                                37,806       102,107
    Advisor management fees                                     25,084       107,359
    Advisor incentive fees                                           0       462,919
    Redemptions payable                                      1,266,777       842,003
                                                           -----------   -----------

              Total liabilities                              1,364,751     1,607,053
                                                           -----------   -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 184.7556 and 204.7556 units
       outstanding at December 31, 2001 and 2000               162,183       234,496
    Limited Partners - 15,542.1339 and 19,143.4771 units
       outstanding at December 31, 2001 and 2000            13,643,307    21,924,059
                                                           -----------   -----------

              Total partners' capital
                  (Net Asset Value)                         13,805,490    22,158,555
                                                           -----------   -----------

                                                           $15,170,241   $23,765,608
                                                           ===========   ===========


                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2001


LONG FUTURES CONTRACTS

     No. of                                                     % of Net
   Contracts    Description                       Value        Asset Value
   ---------    -----------                    ----------      -----------
      299       Agricultural                   $  120,665         0.87%
       38       Currency                            4,295         0.03%
      210       Interest rate                      96,803         0.70%
       40       Metals                             17,448         0.13%
                                               ----------         ----

                TOTAL LONG FUTURES CONTRACTS   $  239,211         1.73%
                                               ----------         ----

SHORT FUTURES CONTRACTS

     No. of                                                     % of Net
   Contracts    Description                       Value        Asset Value
   ---------    -----------                    ----------      -----------

    1,766       Agricultural                   $  330,158         2.39%
      232       Currency                          573,697         4.16%
      177       Energy                             97,285         0.70%
      190       Interest rate                      39,906         0.29%
      216       Metals                           (214,320)       (1.55)%
                                               ----------         ----

                TOTAL SHORT FUTURES CONTRACTS  $  826,726          5.99%
                                               ----------         -----

                TOTAL FUTURES CONTRACTS        $1,065,937         7.72%
                                               ==========         ====


                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2001, 2000 and 1999



                                                             2001            2000            1999
                                                         ------------    ------------    ------------
INCOME
    Commodity trading gains (losses)
       Realized                                          $  1,032,676    $(14,054,348)   $ (1,225,471)
       Change in unrealized                                (3,855,916)      4,921,853      (1,383,936)
                                                         ------------    ------------    ------------
              (Loss) from commodity trading                (2,823,240)     (9,132,495)     (2,609,407)
                                                         ------------    ------------    ------------
    Fixed income securities gains (losses)
       Realized                                               152,905        (130,075)       (233,572)
       Change in unrealized                                   (79,217)        237,427        (155,094)
                                                         ------------    ------------    ------------
              Gain (loss) from fixed income securities         73,688         107,352        (388,666)
                                                         ------------    ------------    ------------
    Interest income                                           475,826       1,988,018       1,952,431
                                                         ------------    ------------    ------------
              Total (loss)                                 (2,273,726)     (7,037,125)     (1,045,642)
                                                         ------------    ------------    ------------
EXPENSES
    Brokerage commissions                                     707,365       4,349,404       2,676,283
    General Partner offering fee                              598,204       1,208,141       1,461,667
    Advisor management fees                                   560,105         746,501         877,660
    Advisor incentive fees                                    547,218         597,315       2,103,117
    Operating expenses                                        162,078         348,230         243,034
                                                         ------------    ------------    ------------
              Total expenses                                2,574,970       7,249,591       7,361,761
              Advisor incentive fees waived                  (123,124)       (134,396)              0
                                                         ------------    ------------    ------------
              Net expenses                                  2,451,846       7,115,195       7,361,761
                                                         ------------    ------------    ------------
              NET (LOSS)                                 $ (4,725,572)   $(14,152,320)   $ (8,407,403)
                                                         ============    ============    ============
A UNITS
    NET (LOSS) PER A UNIT
       (based on weighted average number of
       A Units outstanding during the period)                            $    (499.98)   $    (196.68)
                                                                         ============    ============
    (DECREASE) IN NET ASSET
       VALUE PER A UNIT                                                  $    (410.24)   $    (219.68)
                                                                         ============    ============
B UNITS
    NET (LOSS) PER B UNIT
       (based on weighted average number of
       B Units outstanding during the period)                            $    (485.55)   $    (370.99)
                                                                         ============    ============
    (DECREASE) IN NET ASSET
       VALUE PER B UNIT                                                  $    (388.98)   $    (226.53)
                                                                         ============    ============
NET (LOSS) PER UNIT
    (based on weighted average number of
    Units outstanding during the period)                 $    (259.02)
                                                         ============
(DECREASE) IN NET ASSET
    VALUE PER UNIT                                       $    (267.42)
                                                         ============



                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 2001, 2000 and 1999


                                                                         Partners' Capital
                                ----------------------------------------------------------------------------------------------------
                                                 A Units                                     B Units
                                ----------------------------------------    ---------------------------------------
                                                 General       Limited                       General      Limited
                                   Units         Partner       Partners        Units         Partner      Partners        Total
                                -----------     ---------    -----------    ------------    --------    ------------   ------------
Balances at December 31, 1998    7,030.3295     $ 195,979    $12,663,939     12,891.7732    $232,161    $ 22,467,100   $ 35,559,179
Net (loss) for the year
    ended December 31, 1999                       (23,536)    (1,304,782)                    (42,113)     (7,036,972)    (8,407,403)
Additions                            0.0000             0              0     14,691.3469     144,000      27,246,118     27,390,118
Redemptions                       (659.6033)            0     (1,277,699)    (3,154.6573)          0      (5,531,402)    (6,809,101)
                                -----------     ---------    -----------    ------------    --------    ------------   ------------
Balances at December 31, 1999    6,370.7262       172,443     10,081,458     24,428.4628     334,048      37,144,844     47,732,793
Net (loss) for the year
    ended December 31, 2000                       (57,231)    (2,520,700)                    (97,373)    (11,477,016)   (14,152,320)
Additions                            0.0000             0              0      5,369.2816      75,000       8,024,481      8,099,481
Redemptions                     (3,466.5005)     (115,212)    (4,077,743)   (13,490.7834)    (77,179)    (15,251,265)   (19,521,399)
                                -----------     ---------    -----------    ------------    --------    ------------   ------------
Balances at December 31, 2000
    (before conversion)          2,904.2257     $       0    $ 3,483,015     16,306.9610    $234,496    $ 18,441,044   $ 22,158,555
                                ===========     =========    ===========    ============    ========    ============   ============


                                                    A Units                                          B Units
                                            ------------------------                         ------------------------
                                            Net Asset Value Per Unit                         Net Asset Value Per Unit
                                            ------------------------                         ------------------------
                                                 December 31,                                         December 31,
                                             2000           1999                               2000            1999
                                           ---------      ---------                          ---------       ---------
                                           $1,199.29      $1,609.53                          $1,145.25       $1,534.23
                                           =========      =========                          =========       =========



                                                                             Partners' Capital
                                        ----------------------------------------------------------------------------------------
                                                General                       Limited                            Total
                                        ----------------------      ---------------------------       --------------------------
                                         Units          Amount          Units          Amount            Units           Amount
                                        --------      --------      ------------    -----------       -----------    -----------
Balances at December 31, 2000
   (after conversion)                   204.7556      $234,496       19,143.4771    $21,924,059       19,348.2327    $22,158,555
Net (loss) for the year
   ended December 31, 2001                             (53,022)                      (4,672,550)                      (4,725,572)
Additions                                 0.0000             0          641.7955        726,086          641.7955        726,086
Redemptions                             (20.0000)      (19,291)      (4,243.1387)    (4,334,288)      (4,263.1387)    (4,353,579)
                                        --------      --------      ------------    -----------       -----------    -----------
Balances at December 31, 2001           184.7556      $162,183       15,542.1339    $13,643,307       15,726.8895    $13,805,490
                                        ========      ========       ===========    ===========       ===========    ===========


                                              Net Asset Value Per Unit
                                              ------------------------
                                                    December 31,
                                                2001            2000
                                               -------       ---------
                                               $877.83       $1,145.25
                                               =======       =========


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

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        D.  Cash and Cash Equivalents

            Cash and cash equivalents includes cash, short-term time deposits and investments in money market mutual funds. Interest income includes interest-equivalent dividends on money market mutual funds.

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

        H.  Reclassification

            Certain amounts in the 2000 and 1999 financial statements were reclassified to conform with the 2001 presentation.

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



Note 2. GENERAL PARTNER (CONTINUED)

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

Note 3. COMMODITY TRADING ADVISORS

        Effective November 1, 2000, the Partnership has an advisory agreement with Beacon Management Corporation (USA) (Beacon), a commodity trading advisory, pursuant to which the Partnership pays a monthly management fee of 1/12 of 2% (2% annually) of the month-end Net Asset Value of the subaccount (as defined in the advisory agreement) and a quarterly incentive fee equal to 20% of Net New Trading Profits (as defined). Beacon pays up to 22.5% of its management and incentive fees to the General Partner. During the period November 1, 2000 to October 18, 2001, the Partnership had an advisory agreement with Stonebrook Structured Products, LLC (Stonebrook), also a commodity trading advisor, pursuant to which the Partnership paid a monthly management fee equal to 1/12 of 1% (1% annually) of the month-end Net Asset Value of the subaccount (as defined) and a quarterly incentive fee equal to 10% of Net New Trading Profits (as defined). Stonebrook paid its entire incentive fee to the General Partner. During the period November 1, 2000 to March 31, 2001, the General Partner waived its right to all incentive fees to which it was entitled from Beacon and Stonebrook. Accordingly, such incentive fees were not ultimately charged to the Partnership, and the gross amount of advisor incentive fees reflected in the statements of operations has been reduced after total expenses by the advisor incentive fees waived which amounted to $123,124, $134,396 and $0 during the years ended December 31, 2001, 2000 and 1999, respectively.

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

Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

        Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless such selling commission is waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions which amounted to $7,388, $100,493 and $280,563 in 2001, 2000 and 1999, respectively.

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

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 7. FINANCIAL HIGHLIGHTS

        The following information presents per unit operating performance data and other supplemental financial data for the year ended December 31, 2001. This information has been derived from information presented in the financial statements.



           PER UNIT PERFORMANCE
           (for a unit outstanding throughout the entire year)
           ---------------------------------------------------

           Net asset value per unit at December 31, 2000                                    $ 1,145.25
                                                                                            ----------

           (Loss) from operations:
                  Net investment (loss) (1), (3)                                                (69.54)
                  Net realized and change in unrealized (loss) from trading (2), (3)           (197.88)
                                                                                            ----------

                         Total (loss) from operations                                          (267.42)
                                                                                            ----------

           Net asset value per unit at December 31, 2001                                    $   877.83
                                                                                            ==========

           TOTAL RETURN                                                                         (23.35)%
                                                                                            ==========


           SUPPLEMENTAL DATA

           Ratios to average net asset value:
                  Expenses prior to advisor incentive fees (4)                                   (6.62)%
                  Advisor incentive fees (5)                                                     (2.13)%
                                                                                            ----------

                         Total expenses (1), (5)                                                 (8.75)%
                                                                                            ==========

                  Net investment (loss) (1)                                                      (6.36)%
                                                                                            ==========


        Total return is calculated based on the change in value of a unit during the year. An individual partner's total return and ratios may vary from the above total return and ratios based on the timing of additions and redemptions.

        ----------

        (1)  Excludes brokerage commissions and other trading fees.
        (2)  Includes brokerage commissions and other trading fees.

        (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the year. The net realized and change in unrealized (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
        (4) Excludes brokerage commissions, other trading fees and advisor incentive fees.
        (5)  Net of 0.62% effect of advisor incentive fees waived.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2002.

                                            THE FULCRUM FUND LIMITED PARTNERSHIP


                                            By:  Kenmar Advisory Corp.,
                                                 general partner


                                            By:  /s/ Kenneth A. Shewer
                                                 -------------------------------
                                                 Kenneth A. Shewer
                                                 Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 2002.


                                            THE FULCRUM FUND LIMITED PARTNERSHIP

                                            By:  Kenmar Advisory Corp.,
                                                 general partner


                                            By:  /s/ Kenneth A. Shewer
                                                 -------------------------------
                                                 Kenneth A. Shewer
                                                 Chairman and Director
                                                 (Principal Executive Officer)



                                            By:  /s/ Marc S. Goodman
                                                 -------------------------------
                                                 MARC S. GOODMAN
                                                 President and Director



                                            By:  /s/ Thomas J. Divuolo
                                                 -------------------------------
                                                 THOMAS J. DIVUOLO
                                                 Senior Vice President
                                                 (Principal Financial and
                                                 Accounting Officer for the
                                                 Partnership)