Form 10-Q
period 2002-03-31
FULCRUM FUND LIMITED PARTNERSHIP
filed 2002-05-14
CIK 1022174

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                          QUARTER ENDED MARCH 31, 2002
                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements                                                3

           Statements of Financial Condition as of March 31, 2002
           (unaudited) and December 31, 2001 (audited)                         3
           Condensed Schedule of Investments as of March 31, 2002
           (unaudited)                                                         4

           Statements of Operations for the Three Months Ended
           March 31, 2002 and 2001 (unaudited)                                 5

           Statements of Changes in Partners' Capital (Net Asset Value) for
           the Three Months Ended March 31, 2002 and 2001 (unaudited)          6

           Notes to Financial Statements (unaudited)                           7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         14


PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                          14

Item 6.    Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                    16

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                        STATEMENTS OF FINANCIAL CONDITION
           March 31, 2002 (Unaudited) and December 31, 2001 (Audited)


                                                                    March 31,            December 31,
                                                                      2002                   2001
                                                                      ----                   ----

ASSETS
    Equity in broker trading accounts
       Cash                                                         $ 8,903,644           $12,355,738
       Unrealized gain on open contracts                                985,031             1,065,937
                                                                    -----------           -----------

              Deposits with broker                                    9,888,675            13,421,675

    Cash and cash equivalents                                           185,291             1,748,566
    Subscriptions receivable                                            705,194                     0
                                                                    -----------           -----------

              Total assets                                          $10,779,160           $15,170,241
                                                                    ===========           ===========

LIABILITIES
    Accounts payable                                                $    25,000           $    20,104
    Commissions and other trading fees
       on open contracts                                                 15,315                14,980
    General Partner offering fee                                         28,103                37,806
    Advisor management fee                                               16,634                25,084
    Redemptions payable                                                 422,928             1,266,777
                                                                    -----------           -----------

              Total liabilities                                         507,980             1,364,751
                                                                    -----------           -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 184.7556 units outstanding at
       March 31, 2002 and December 31, 2001                             130,167               162,183
    Limited Partners - 14,393.9115 and 15,542.1339
       units outstanding at March 31, 2002 and
       December 31, 2001                                             10,141,013            13,643,307
                                                                    -----------           -----------

              Total partners' capital
                  (Net Asset Value)                                  10,271,180            13,805,490
                                                                    -----------           -----------

                                                                    $10,779,160           $15,170,241
                                                                    ===========           ===========

                             See accompanying notes

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 March 31, 2002
                                   (Unaudited)

LONG FUTURES CONTRACTS

  No. of                                                         % of Net
 Contracts      Description                        Value        Asset Value
 ---------      -----------                        -----        -----------

      597       Agricultural                    $   168,895         1.64%
      187       Currency                            150,570         1.47%
       74       Energy                               85,031         0.83%
       92       Interest rate                      (112,603)       (1.10)%
      562       Metals                              325,685         3.17%
                                                -----------     ---------

                TOTAL LONG FUTURES CONTRACTS    $   617,578         6.01%
                                                -----------     ---------

SHORT FUTURES CONTRACTS

  No. of                                                          % of Net
 Contracts      Description                        Value         Asset Value
 ---------      -----------                        -----         -----------

    1,451       Agricultural                    $   211,012         2.05%
       98       Currency                             63,487         0.62%
      122       Interest rate                        92,954         0.91%
                                                -----------   -----------

                TOTAL SHORT FUTURES CONTRACTS   $   367,453         3.58%
                                                -----------     ---------

                TOTAL FUTURES CONTRACTS         $   985,031         9.59%
                                                ===========     =========

                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                           Three Months
                                                          Ended March 31,
                                                        2002           2001
                                                        ----           ----
INCOME
    Commodity trading gains (losses)
       Realized                                     $(2,229,934)   $   843,162
       Change in unrealized                             (80,906)     1,713,416
                                                    -----------    -----------
              Gain (loss) from commodity trading     (2,310,840)     2,556,578
                                                    -----------    -----------
    Fixed income securities gains (losses)
       Realized                                               0         99,057
       Change in unrealized                                   0        (34,367)
                                                    -----------    -----------
              Gain from fixed income securities               0         64,690
                                                    -----------    -----------
    Interest income                                      36,973        149,683
                                                    -----------    -----------
              Total income (loss)                    (2,273,867)     2,770,951
                                                    -----------    -----------
EXPENSES
    Brokerage commissions                                89,146        206,470
    General Partner offering fee                         92,889        160,629
    Advisor management fees                              57,634        167,462
    Advisor incentive fees                                    0        547,218
    Operating expenses                                   47,473         27,017
                                                    -----------    -----------
              Total expenses                            287,142      1,108,796
              Advisor incentive fees waived                   0       (123,124)
                                                    -----------    -----------
              Net expenses                              287,142        985,672
                                                    -----------    -----------
              NET INCOME (LOSS)                     $(2,561,009)   $ 1,785,279
                                                    ===========    ===========
NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    Units outstanding during the period)            $   (171.97)   $     93.36
                                                    ===========    ===========
    INCREASE (DECREASE) IN NET
       ASSET VALUE PER UNIT                         $   (173.30)   $     96.27
                                                    ===========    ===========

                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                     Partners' Capital
                                       --------------------------------------------------------------------------------
                                             General                   Limited                       Total
                                       -------------------    -------------------------    ----------------------------
                                         Units    Amount         Units       Amount           Units        Amount
                                         -----    ------         -----       ------           -----        ------
Three Months Ended March 31, 2002
Balances at December 31, 2001          184.7556   $162,183    15,542.1339   $13,643,307    15,726.8895    $13,805,490
Net (loss) for the three months
   ended March 31, 2002                            (32,016)                  (2,528,993)                   (2,561,009)
Additions                                0.0000          0     1,052.9518       743,238     1,052.9518        743,238
Redemptions                              0.0000          0    (2,201.1742)   (1,716,539)   (2,201.1742)    (1,716,539)
                                       --------   --------    -----------   -----------    -----------    -----------
Balances at March 31, 2002             184.7556   $130,167    14,393.9115   $10,141,013    14,578.6671    $10,271,180
                                       ========   ========    ===========   ===========    ===========    ===========
                                                  Net Asset Value Per Unit
                                                  -------------------------
                                                  March 31,    December 31,
                                                     2002           2001
                                                     ----           ----
                                                    $704.53       $877.83
                                                    =======       =======

                                                                     Partners' Capital
                                       --------------------------------------------------------------------------------
                                             General                   Limited                       Total
                                       -------------------    -------------------------    ----------------------------
                                         Units    Amount         Units       Amount           Units        Amount
                                         -----    ------         -----       ------           -----        ------
Three Months Ended March 31, 2001
Balances at December 31, 2000          204.7556   $234,496    19,143.4771   $21,924,059    19,348.2327    $22,158,555
Net income for the three months
   ended March 31, 2001                             19,711                    1,765,568                     1,785,279
Additions                                0.0000          0       373.9234       444,412       373.9234        444,412
Redemptions                              0.0000          0    (1,110.1895)   (1,281,173)   (1,110.1895)   (1,281,173)
                                       --------   --------    ------------  -----------    -----------    -----------
Balances at March 31, 2001             204.7556   $254,207    18,407.2110   $22,852,866    18,611.9666    $23,107,073
                                       ========   ========    ===========   ===========    ===========    ===========

                                                  Net Asset Value Per Unit
                                                  ------------------------
                                                 March 31,     December 31,
                                                   2002           2001
                                                   ----           ----
                                                 $1,241.52      $1,145.25
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

                  The Partnership is a registrant with the Securities and Exchange Commission (SEC) pursuant to the Securities Exchange Act of 1934 (the Act). As a registrant, the Partnership is subject to the regulations of the SEC and the informational requirements of the Act.

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

           H.     Reclassification
                  Certain amounts in the statement of operations for the three months ended March 31, 2001 were reclassified to conform with the presentation for the three months ended March 31, 2002.

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

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 3.    COMMODITY TRADING ADVISORS

           The Partnership has an advisory agreement with Beacon Management Corporation (USA) (Beacon), a commodity trading advisor, pursuant to which the Partnership pays a monthly management fee of 1/12 of 2% (2% annually) of the month-end Net Asset Value of the subaccount (as defined in the advisory agreement) and a quarterly incentive fee equal to 20% of Net New Trading Profits (as defined). Beacon pays up to 22.5% of its management and incentive fees to the General Partner. During the period November 1, 2000 to October 18, 2001, the Partnership had an advisory agreement with Stonebrook Structured Products, LLC (Stonebrook), also a commodity trading advisor, pursuant to which the Partnership paid a monthly management fee equal to 1/12 of 1% (1% annually) of the month-end Net Asset Value of the subaccount (as defined) and a quarterly incentive fee equal to 10% of Net New Trading Profits (as defined). Stonebrook paid its entire incentive fee to the General Partner. During the period November 1, 2000 to March 31, 2001, the General Partner waived its right to all incentive fees to which it was entitled from Beacon and Stonebrook. Accordingly, such incentive fees were not ultimately charged to the Partnership, and the gross amount of advisor incentive fees reflected in the statements of operations has been reduced after total expenses by the advisor incentive fees waived which amounted to $0 and $123,124 during the three months ended March 31, 2002 and 2001, respectively.

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

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless such selling commission is waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions which amounted to $0 and $5,450 during the three months ended March 31, 2002 and 2001, respectively.

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

           The Partnership has a substantial portion of its assets on deposit with financial institutions in connection with its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

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

Note 7.    INTERIM FINANCIAL STATEMENTS

           The statement of financial condition as of March 31, 2002, including the March 31, 2002 condensed schedule of investments, and the statements of operations and changes in partners' capital (net asset value) for the three months ended March 31, 2002 and 2001, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2002, and the results of operations for the three months ended March 31, 2002 and 2001.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 8.    FINANCIAL HIGHLIGHTS

           The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                               Three months ended    Three months ended
                                                                 March 31, 2002        March 31, 2001
                                                                   (Unaudited)           (Unaudited)
                                                                   -----------           -----------
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire period)

Net asset value per unit at December 31, 2001 and 2000              $   877.83             $1,145.25
                                                                    ----------             ---------
Income (loss) from operations:
       Net investment (loss) (1), (3)                                   (10.81)               (32.92)
       Net realized and change in unrealized gain (loss)
           from trading (2), (3)                                       (162.49)               129.19
                                                                    ----------             ---------
              Total income (loss) from operations                      (173.30)                96.27
                                                                    ----------             ---------
Net asset value per unit at March 31, 2002 and 2001                 $   704.53             $1,241.52
                                                                    ==========             =========
TOTAL RETURN (6)                                                        (19.74)%                8.41%
                                                                        ======                  ====

SUPPLEMENTAL DATA
Ratios to average net asset value:
       Expenses prior to advisor incentive fees (4), (7)                 (6.39)%               (6.50)%
       Advisor incentive fees (7)                                         0.00%                (7.77)% (5)
                                                                      --------               --------
              Total expenses (1), (7)                                    (6.39)%              (14.27)% (5)
                                                                      =========              ========
       Net investment (loss) (1), (7)                                    (5.20)%              (11.53)%
                                                                      =========              ========

Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on different fee arrangements and the timing of additions and redemptions.

--------------------

(1)    Excludes brokerage commissions and other trading fees.
(2)    Includes brokerage commissions and other trading fees.
(3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(4) Excludes brokerage commissions, other trading fees and advisor incentive fees.
(5)    Net of 2.26% annualized effect of advisor incentive fees waived.
(6)    Not annualized.
(7)    Annualized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The assets of the Fulcrum Fund Limited Partnership, formerly The Dennis Fund Limited Partnership (the "Partnership") are used to engage, directly or indirectly, in the speculative trading of (1) commodities, futures contracts, forward contracts, foreign exchange commitments, exchange for physicals, swap contracts, spot (cash) commodities and other items, options on the foregoing, and any rights pertaining to the foregoing contracts, instruments or investments ("Commodities") and (2) options, warrants, or other rights and any other investment or transaction (together with the Commodities, "Investments") that the Partnership's general partner, Kenmar Advisory Corp. (the "General Partner") deems, in its sole discretion, to be consistent with the objectives of the Partnership. From time to time, a portion of such assets may be used for transactions in the cash markets or for interbank trading.

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

The commodity trading advisor for the Partnership is the Meka program of the Beacon Management Corporation ("Beacon" or the "Advisor"). The Advisor is the sole advisor for the Partnership.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions and sales of units of limited partnership interest ("Units") in the future will affect the amount of funds available for trading Investments in subsequent periods.

There are only three factors that affect the Partnership's capital resources:
(1) the trading profit or loss generated by the Advisor (including interest income); (2) the money invested or redeemed by the limited partners of the Partnership (the "Limited Partners"); and (3) capital invested or redeemed by the General Partner. The General Partner has maintained, and shall maintain, at all times a capital account in such an amount, up to a total of $500,000, as is necessary for the General Partner to maintain a one percent (1%) interest in the capital, income and losses of the Partnership. All capital contributions by the General Partner necessary to maintain such capital account balance shall be evidenced by Units of general partnership interest, each of which shall have an initial value equal to the Net Asset Value per Unit (as defined below) at the time of such contribution. The General Partner, in its sole discretion, may withdraw any excess above its required capital contribution without notice to the Limited Partners. The General Partner, in its sole discretion, may also contribute any greater amount to the Partnership, for which it shall receive, at its option, additional Units of general partnership interest at their then-current Net Asset Value.

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

In general, Commodity Trading Advisors or CTAs analyze the movement of prices in the commodity and financial futures markets to identify trends and the opportunities for profit which accompany them. Because a CTA can take long or short positions in the futures markets, the direction of a trend is less important than the existence of a trend itself. The Advisor or another CTA has the potential to generate profits when prices are identified as trending downward, by going short or selling ahead of a price decline, and when prices appear to be trending upward, by going long or buying ahead of the rise in price. When prices are moving sideways (i.e., with little movement up or down) or are exhibiting significant short-term volatility (such as rapid intra-day or inter-day price swings) trends are few and far between, and CTA profits can be flat or negative.

Set forth below is a comparison of the results of operations of the Partnership for the three-month period ended March 31, 2002 and 2001.

As of March 31, 2002, the Net Asset Value of the Partnership was $10,271,180, a decrease of approximately 25.60% from its Net Asset Value of $13,805,490 at December 31, 2001. The Partnership's subscriptions and redemptions for the quarter ended March 31, 2002 totaled $743,238 and $1,716,539, respectively. For the quarter ended March 31, 2002, the Partnership had revenues comprised of ($2,229,934) in realized losses, ($80,906) in change in unrealized losses and $36,973 in interest income compared to revenues comprised of $942,219 in realized gains, $1,679,049 in change in unrealized gains and $149,683 in interest income for the same period in 2001. The total income for the first quarter of 2002 decreased by $5,044,818 from the same period in 2001, while total expenses decreased by $698,530 between these periods. The Net Asset Value per Unit decreased 19.74% from $877.83 at December 31, 2001 to $704.53 at March 31, 2002. The Partnership's negative performance for the quarter ended March 31, 2002 resulted primarily from U.S. interest rates, commodities, currencies and energies.

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

The Partnership's trading also may be impacted by the various conflicts of interest between the Partnership and the General Partner, the Advisor, the Broker and their affiliates.

Safe Harbor Statement. The discussions above and under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk" contain certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. Words such as "expects," "anticipates" and similar expressions have been used to identify "forward-looking statements" but are not the exclusive means of identifying such statements. A number of important factors could cause the Partnership's actual results, performance or achievements for 2002 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, risk of failure by third parties to perform according to contract terms and the factors described above and under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk." See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001 for further discussion.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded. There has been no material change, during the three months ended March 31, 2002, in the sources of the Partnership's exposure to market risk.

The General Partner has procedures in place which are intended to control the Partnership's exposure to market risk, although there can be no assurance that these procedures will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisor selected from time to time for the Partnership, calculating the Net Asset Value of the Advisor's respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations. While the General Partner will not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge the Advisor to reallocate positions, or itself reallocate Partnership assets among different advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions would be unusual. Except in cases in which it appears that the Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisor itself.

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

During the first quarter of 2002, 1052.9518 Units were sold for a total of $743,238.34.

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

** Incorporated herein by reference to the Partnership's Registration Statement on Form 10 dated June 22, 1999.

               (b) Reports on Form 8-K

The Partnership did not file any reports on Form 8-K during the first quarter of 2002.

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


                                        THE FULCRUM FUND LIMITED PARTNERSHIP

                                        By: Kenmar Advisory Corp.,
                                        general partner

Dated: May 14, 2002                     By:      /s/  Kenneth A. Shewer
                                            -----------------------------------
                                        Kenneth A. Shewer
                                        Chairman (Duly Authorized Officer
                                        of the  General Partner)


Dated: May 14, 2002                     By:      /s/  Thomas J. DiVuolo
                                            -----------------------------------
                                        Thomas J. DiVuolo
                                        Senior Vice President (Principal
                                        Financial and Accounting Officer
                                        of the Registrant)