Form 10-Q
period 2002-06-30
FULCRUM FUND LIMITED PARTNERSHIP
filed 2002-08-09
CIK 1022174

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From _________________ To _________________

                        COMMISSION FILE NUMBER: 000-26459

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

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                           QUARTER ENDED JUNE 30, 2002
                                      INDEX


                                                                                                     PAGE
PART I -     FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Statements of Financial Condition as of June 30, 2002 (unaudited) and December            3
             31, 2001 (audited)

             Condensed Schedule Of Investments as of June 30, 2002 (unaudited)                         4

             Statements of Operations for the Three and Six Months Ended June 30, 2002 and             5
             2001 (unaudited)

             Statements of Changes in Partners' Capital (Net Asset Value) for the Six Months           6
             Ended June 30, 2002 and 2001 (unaudited)

             Notes to Financial Statements (unaudited)                                                 7

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of               12
             Operations

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               16

PART II -    OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds                                                16

    Item 6.  Exhibits and Reports on Form 8-K                                                         17

SIGNATURES                                                                                            18

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                       STATEMENTS OF FINANCIAL CONDITION
           June 30, 2002 (Unaudited) and December 31, 2001 (Audited)


                                                          June 30,      December 31,
                                                            2002            2001
                                                            ----            ----
ASSETS
    Equity in broker trading accounts
       Cash                                             $10,465,956     $12,355,738
       Unrealized gain on open contracts                  1,603,331       1,065,937
                                                        -----------     -----------

              Deposits with broker                       12,069,287      13,421,675

    Cash and cash equivalents                                47,384       1,748,566
    Subscriptions receivable                                  7,619               0
                                                        -----------     -----------

              Total assets                              $12,124,290     $15,170,241
                                                        ===========     ===========

LIABILITIES
    Accounts payable                                    $     8,685     $    20,104
    Commissions and other trading fees
       on open contracts                                     10,603          14,980
    General Partner offering fee                             28,438          37,806
    Advisor management fee                                   20,065          25,084
    Redemptions payable                                     230,948       1,266,777
                                                        -----------     -----------

              Total liabilities                             298,739       1,364,751
                                                        -----------     -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 184.7556 units outstanding at
       June 30, 2002 and December 31, 2001                  161,236         162,183
    Limited Partners - 13,365.7655 and 15,542.1339
       units outstanding at June 30, 2002 and
       December 31, 2001                                 11,664,315      13,643,307
                                                        -----------     -----------

              Total partners' capital
                  (Net Asset Value)                      11,825,551      13,805,490
                                                        -----------     -----------

                                                        $12,124,290     $15,170,241
                                                        ===========     ===========


                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                        CONDENSED SCHEDULE OF INVESTMENTS
                                  June 30, 2002
                                   (Unaudited)





LONG FUTURES CONTRACTS

      No. of                                                          % of Net
    Contracts    Description                            Value       Asset Value
    ---------    -----------                            -----       -----------

       557       Agricultural                        $   250,921         2.12%
       487       Currency                              1,196,963        10.12%
        17       Energy                                    4,726         0.04%
       375       Interest rate                           442,674         3.74%
       147       Metals                                 (167,370)       (1.41)%
                                                     -----------     ----------

                 TOTAL LONG FUTURES CONTRACTS         $1,727,914        14.61%
                                                     -----------     ----------

SHORT FUTURES CONTRACTS

      No. of                                                          % of Net
    Contracts    Description                            Value       Asset Value
    ---------    -----------                            -----       -----------

       338       Agricultural                        $  (134,883)       (1.14)%
         6       Energy                                   10,300         0.09%
                                                     -----------     ----------

                 TOTAL SHORT FUTURES CONTRACTS       $  (124,583)       (1.05)%
                                                     -----------     ----------

                 TOTAL FUTURES CONTRACTS             $ 1,603,331        13.56%
                                                     ===========     =========






                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              For the Three Months Ended June 30, 2002 and 2001 and
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                        Three Months                      Six Months
                                                           Ended                            Ended
                                                          June 30,                         June 30,
                                                    2002            2001             2002            2001
                                                    ----            ----             ----            ----
INCOME
    Commodity trading gains (losses)
       Realized                                 $ 1,987,342     $ 5,855,516      $  (242,592)     $ 6,698,678
       Change in unrealized                         618,300      (5,591,949)         537,394       (3,878,533)
                                                -----------     -----------      -----------      -----------

              Gain from commodity trading         2,605,642         263,567          294,802        2,820,145
                                                -----------     -----------      -----------      -----------

    Fixed income securities gains (losses)
       Realized                                           0          45,100                0          144,157
       Change in unrealized                               0         (44,850)               0          (79,217)
                                                -----------     -----------      -----------      -----------

              Gain from fixed income
                 securities                               0             250                0           64,940
                                                -----------     -----------      -----------      -----------

    Interest income                                  34,843         161,244           71,816          310,927
                                                -----------     -----------      -----------      -----------

              Total income                        2,640,485         425,061          366,618        3,196,012
                                                -----------     -----------      -----------      -----------

EXPENSES
    Brokerage commissions                           100,945         195,677          190,091          402,147
    General Partner offering fee                     80,026         161,244          172,915          321,873
    Advisor management fees                          57,475         161,235          115,109          328,697
    Advisor incentive fees                                0               0                0          547,218
    Operating expenses                               29,424          26,822           76,897           53,839
                                                -----------     -----------      -----------      -----------

              Total expenses                        267,870         544,978          555,012        1,653,774
              Advisor incentive fees waived               0               0                0         (123,124)
                                                -----------     -----------      -----------      -----------

              Net expenses                          267,870         544,978          555,012        1,530,650
                                                -----------     -----------      -----------      -----------

              NET INCOME (LOSS)                 $ 2,372,615     $  (119,917)     $  (188,394)     $ 1,665,362
                                                ===========     ===========      ===========      ===========

NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    Units outstanding during the period)        $    167.46     $     (6.50)     $    (12.97)     $     88.63
                                                ===========     ===========      ===========      ===========

INCREASE (DECREASE) IN NET
    ASSET VALUE PER UNIT                        $    168.17     $     (4.70)     $     (5.13)     $     91.57
                                                ===========     ===========      ===========      ===========


                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                     Partners' Capital
                                   ------------------------------------------------------------------------------------------
                                            General                       Limited                          Total
                                   --------------------------    --------------------------    ------------------------------
                                      Units         Amount          Units         Amount           Units            Amount
                                      -----         ------          -----         ------           -----            ------
Six Months Ended June 30, 2002
Balances at December 31, 2001         184.7556   $    162,183    15,542.1339   $ 13,643,307      15,726.8895     $ 13,805,490
Net (loss) for the six months
   ended June 30, 2002                                   (947)                     (187,447)                         (188,394)
Additions                               0.0000              0     1,082.9755        767,204       1,082.9755          767,204
Redemptions                             0.0000              0    (3,259.3439)    (2,558,749)     (3,259.3439)      (2,558,749)
                                   -----------   ------------    -----------   ------------    --------------    ------------
Balances at June 30, 2002             184.7556   $    161,236    13,365.7655   $ 11,664,315       13,550.5211    $ 11,825,551
                                   ===========   ============    ===========   ============    ==============    ============


Six Months Ended June 30, 2001
Balances at December 31, 2000         204.7556   $    234,496    19,143.4771   $ 21,924,059       19,348.2327    $ 22,158,555
Net income for the six months
   ended June 30, 2001                                 18,750                     1,646,612                         1,665,362
Additions                               0.0000              0       502.5508        595,824          502.5508         595,824
Redemptions                             0.0000              0    (1,734.8584)    (2,013,583)      (1,734.8584)     (2,013,583)
                                   -----------   ------------    -----------   ------------    --------------    ------------
Balances at June 30, 2001             204.7556   $    253,246    17,911.1695   $ 22,152,912       18,115.9251    $ 22,406,158
                                   ===========   ============    ===========   ============    ==============    ============

                                                           Net Asset Value Per Unit
                                        ---------------------------------------------------------------
                                        June 30,        December 31,       June 30,        December 31,
                                         2002              2001             2001              2000
                                         ----              ----             ----              ----
                                        $872.70           $877.83         $1,236.82         $1,145.25
                                        =======           =======         =========         =========


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

           H.     Reclassification
                  Certain amounts in the statement of operations for the six months ended June 30, 2001 were reclassified to conform with the presentation for the six months ended June 30, 2002.

Note 2.    GENERAL PARTNER

           The General Partner of the Partnership is Kenmar Advisory Corp., which conducts and manages the business of the Partnership. The Limited Partnership Agreement requires the General Partner to maintain a capital account of no less than the lesser of 1% of the aggregate capital accounts of all partners or $500,000.

           For managing the continuing offering of units, the General Partner receives a monthly offering fee equal to 0.25% (3% annually) of that month's beginning Net Asset Value (as defined in the Limited Partnership Agreement) of the Partnership. The General Partner rebates to One Million Dollar Investors (as defined in the Confidential Private Placement Memorandum and Disclosure Document) who invested in the Partnership prior to August 1, 2000, a monthly amount equal to two-thirds of the offering fee applicable to such One Million Dollar Investors. Effective April 1, 2002, the General Partner also rebates to an affiliated investment fund the entire offering fee applicable to such fund. All rebates to One Million Dollar Investors and the affiliated investment fund are made by issuing additional Units.

           A portion of the brokerage commissions paid by the Partnership to the broker is, in turn, paid by the broker to the General Partner.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 3.    COMMODITY TRADING ADVISORS

           The Partnership has an advisory agreement with Beacon Management Corporation (USA) (Beacon), a commodity trading advisor, pursuant to which the Partnership pays a monthly management fee of 1/12 of 2% (2% annually) of the month-end Net Asset Value of the subaccount (as defined in the advisory agreement) and a quarterly incentive fee equal to 20% of Net New Trading Profits (as defined). Beacon pays up to 22.5% of its management and incentive fees to the General Partner. During the period November 1, 2000 to October 18, 2001, the Partnership had an advisory agreement with Stonebrook Structured Products, LLC (Stonebrook), also a commodity trading advisor, pursuant to which the Partnership paid a monthly management fee equal to 1/12 of 1% (1% annually) of the month-end Net Asset Value of the subaccount (as defined) and a quarterly incentive fee equal to 10% of Net New Trading Profits (as defined). Stonebrook paid its entire incentive fee to the General Partner. During the period November 1, 2000 to March 31, 2001, the General Partner waived its right to all incentive fees to which it was entitled from Beacon and Stonebrook. Accordingly, such incentive fees were not ultimately charged to the Partnership, and the gross amount of advisor incentive fees reflected in the statements of operations has been reduced after total expenses by the advisor incentive fees waived which amounted to $0 and $123,124 during the six months ended June 30, 2002 and 2001, respectively.

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

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless such selling commission is waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions which amounted to $0 and $7,388 during the six months ended June 30, 2002 and 2001, respectively.

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

           For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability, and purchased options expose the Partnership to a risk of loss limited to the premiums paid.

           The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 7.    INTERIM FINANCIAL STATEMENTS

           The statement of financial condition as of June 30, 2002, including the June 30, 2002 condensed schedule of investments, the statements of operations for the three months and six months ended June 30, 2002 and 2001, and the statements of changes in partners' capital (net asset value) for the six months ended June 30, 2002 and 2001, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2002, and the results of operations for the three months and six months ended June 30, 2002 and 2001.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)



Note 8.    FINANCIAL HIGHLIGHTS

           The following information presents per unit operating performance data and other supplemental financial data for the entire three months and six months ended June 30, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                                        Three months ended           Six months ended
                                                                   June 30, 2002 June 30, 2001 June 30, 2002  June 30, 2001
                                                                    (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
                                                                    ----------     ---------     ----------     ---------
           PER UNIT PERFORMANCE
           (for a unit outstanding throughout the entire period)
           Net asset value per unit at beginning of period          $   704.53     $1,241.52     $   877.83     $1,145.25
                                                                    ----------     ---------     ----------     ---------
           Income (loss) from operations:
                  Net investment (loss) (1), (3)                         (9.32)       (10.19)        (20.17)       (43.51)
                  Net realized and change in unrealized gain
                      from trading (2), (3)                             177.49          5.49          15.04        135.08
                                                                    ----------     ---------     ----------     ---------
                         Total income (loss) from operations            168.17         (4.70)         (5.13)        91.57
                                                                    ----------     ---------     ----------     ---------
           Net asset value per unit at end of period                $   872.70     $1,236.82     $   872.70     $1,236.82
                                                                    ==========     =========     ==========     =========
           TOTAL RETURN (6)                                              23.87%        (0.38)%        (0.58)%        8.00%
                                                                    ==========     =========     ==========     =========

           SUPPLEMENTAL DATA
           Ratios to average net asset value:
                  Expenses prior to advisor incentive fees (4), (7)      (6.26)%       (6.43)%        (6.33)%       (6.52)%
                  Advisor incentive fees (7)                              0.00%         0.00%          0.00%        (3.93)%(5)
                                                                    ----------     ---------     ----------     ---------
                         Total expenses (1), (7)                         (6.26)%       (6.43)%        (6.33)%      (10.45)%(5)
                                                                    ==========     =========     ==========     =========
                  Net investment (loss) (1), (7)                         (4.95)%       (3.46)%        (5.09)%       (7.57)%
                                                                    ==========     =========     ==========     =========


           Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on different fee arrangements and the timing of additions and redemptions.


           ----------------------------

           (1)  Excludes brokerage commissions and other trading fees.
           (2)  Includes brokerage commissions and other trading fees.
           (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
           (4) Excludes brokerage commissions, other trading fees and advisor incentive fees.
           (5)  Net of 1.14% annualized effect of advisor incentive fees waived.
           (6)  Not annualized.
           (7)  Annualized.

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

Due to the nature of the Partnership's business, the Partnership's trading results depend on the Advisor and the ability of its individual trading system to take advantage of price movements or other profit opportunities in the Investment markets. The Advisor trades in various markets at different times and prior activity in a particular market does not mean that such markets will be actively traded by the Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership can only be discussed in the context of the overall trading activities of the Partnership, the Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

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

Set forth below is a comparison of the results of operations of the Partnership for the three-month and six-month periods ended June 30, 2002 and 2001.

As of June 30, 2002, the Net Asset Value of the Partnership was $11,825,551 an increase of approximately 15.13% from its Net Asset Value of $10,271,180 at March 31, 2002. The Partnership's subscriptions and redemptions for the quarter ended June 30, 2002 totaled $23,966 and $842,210, respectively. For the quarter ended June 30, 2002, the Partnership had revenues comprised of $1,987,342 in realized gains, $618,300 in change in unrealized gains and $34,843 in interest income compared to revenues comprised of $5,900,616 in realized gains, ($5,636,799) in change in unrealized losses and $161,244 in interest income for the same period in 2001. The total income for the second quarter of 2002 increased by $2,215,424 from the same period in 2001, while total expenses decreased by $277,108 between these periods. The Net Asset Value per Unit increased 23.87% from $704.53 at March 30, 2002 to $872.70 at June 30, 2002. The
Partnership's positive performance for the quarter ended June 30, 2002 resulted primarily from currencies, U.S. interests rates, meats and gold.

The Net Asset Value of the Partnership decreased $1,979,939, or 14.34%, from December 31, 2001 through June 30, 2002. The Partnership's subscriptions and redemptions for the six months ended June 30, 2002 totaled $767,204 and $2,558,749, respectively. For the six months ended June 30, 2002, the Partnership had revenues comprised of ($242,592) in realized losses, $537,394 in change in unrealized gains and $71,816 in interest income compared to revenues comprised of $6,842,835 in realized gains, ($3,957,750) in change in unrealized losses and $310,927 in interest income for the same period in 2001. The total income for the first six months of 2002 decreased by $2,829,394 from the same period in 2001 while expenses decreased by $975,638 between these periods. The Net Asset Value per Unit decreased 0.58% from $877.83 at December 31, 2001 to $872.70 at June 30, 2002.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded. There has been no material change, during the three and six months ended June 30, 2002, in the sources of the Partnership's exposure to market risk.

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

During the second quarter of 2002, 30.0237 Units were sold for a total of $23,965.51.

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

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

** Incorporated herein by reference to the Partnership's Registration Statement on Form 10 dated June 22, 1999.

               (b)   Reports on Form 8-K

The Partnership did not file any reports on Form 8-K during the second quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE FULCRUM FUND LIMITED PARTNERSHIP


                                    By: Kenmar Advisory Corp., general partner

Dated:  August 8, 2002              By:  / s / Kenneth A. Shewer
                                         ---------------------------------------
                                         Kenneth A. Shewer
                                         Chairman (Duly Authorized Officer of
                                         the General Partner)


Dated:  August 8, 2002              By:  / s / Rosita Levy
                                         ---------------------------------------
                                         Rosita Levy
                                         Vice President (Principal Financial and
                                         Accounting Officer of the Registrant)