Form 10-Q
period 2002-09-30
FULCRUM FUND LIMITED PARTNERSHIP
filed 2002-11-14
CIK 1022174

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                        QUARTER ENDED SEPTEMBER 30, 2002
                                      INDEX

                                                                                       PAGE
PART I -       FINANCIAL INFORMATION

   ITEM 1.     Financial Statements                                                     3

               Statements of Financial Condition as of September 30, 2002
               (unaudited) and December 31, 2001 (audited)                              3

               Condensed Schedule of Investments as of September 30, 2002
               (unaudited)                                                              4

               Statements of Operations for the Three and Nine Months Ended
               September 30, 2002 and 2001 (unaudited)                                  5

               Statements of Changes in Partners' Capital (Net Asset Value)
               for the Nine Months Ended September 30, 2002 and 2001
               (unaudited)                                                              6

               Notes to Financial Statements (unaudited)                                7

   ITEM 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                  12

   ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk              15

   ITEM 4.     Controls and Procedures                                                 15

PART II -      OTHER INFORMATION

   ITEM 2.     Changes in Securities and Use of Proceeds                               15

   ITEM 6.     Exhibits and Reports on Form 8-K                                        17

SIGNATURES                                                                             18

CERTIFICATIONS                                                                         19-20

EXHIBIT 99.1 Certification by Chief Executive Officer                                  E-1

Exhibit 99.2 Certification by Senior Vice President and Chief Financial Officer        E-2

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                        STATEMENTS OF FINANCIAL CONDITION
         SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001 (AUDITED)


                                                         September 30,     December 31,
                                                             2002             2001
                                                             ----             ----
ASSETS
    Equity in broker trading accounts
       Cash                                              $11,523,726      $12,355,738
       Unrealized gain on open contracts                   2,313,721        1,065,937
                                                         -----------      -----------

              Deposits with broker                        13,837,447       13,421,675

    Cash and cash equivalents                                225,907        1,748,566
    Subscriptions receivable                                   8,656                0
                                                         -----------      -----------

              Total assets                               $14,072,010      $15,170,241
                                                         ===========      ===========
LIABILITIES
    Accounts payable                                     $    18,823      $    20,104
    Commissions and other trading fees
       on open contracts                                      16,251           14,980
    General Partner offering fee                              33,055           37,806
    Advisor management fee                                    23,184           25,084
    Redemptions payable                                      213,093        1,266,777
                                                         -----------      -----------

              Total liabilities                              304,406        1,364,751
                                                         -----------      -----------
PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 184.7556 units outstanding at
       September 30, 2002 and December 31, 2001              194,585          162,183
    Limited Partners - 12,887.3966 and 15,542.1339
       units outstanding at September 30, 2002 and
       December 31, 2001                                  13,573,019       13,643,307
                                                         -----------      -----------
              Total partners' capital
                  (Net Asset Value)                       13,767,604       13,805,490
                                                         -----------      -----------

                                                         $14,072,010      $15,170,241
                                                         ===========      ===========

                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                        CONDENSED SCHEDULE OF INVESTMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)



LONG FUTURES CONTRACTS

        No. of                                                                       % of Net
       Contracts      Description                                      Value        Asset Value
       ---------      -----------                                      -----        -----------
          1,777       Agricultural                                   $  786,822         5.72%
            166       Currency                                           36,162         0.26%
            148       Energy                                             84,132         0.61%
                      Interest rate:
            263         Eurodollar                                      721,938         5.24%
            350         Others                                          733,524         5.33%
            243       Metal                                              83,450         0.61%
                                                                     ----------        ------

                      TOTAL LONG FUTURES CONTRACTS                   $2,446,028        17.77%
                                                                     ==========        =====


SHORT FUTURES CONTRACTS

        No. of                                                                       % of Net
       Contracts      Description                                      Value        Asset Value
       ---------      -----------                                      -----        -----------
            156       Agricultural                                   $ (241,935)       (1.76)%
            104       Currency                                           17,308         0.13%
            280       Metal                                              92,320         0.67%
                                                                     ----------       -------

                      TOTAL SHORT FUTURES CONTRACTS                  $ (132,307)       (0.96)%
                                                                     ----------       -------

                      TOTAL FUTURES CONTRACTS                        $2,313,721        16.81%
                                                                     ==========       =======


                            See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                         Three Months                       Nine Months
                                                             Ended                             Ended
                                                         September 30,                      September 30,
                                                     2002            2001              2002              2001
                                                     ----            ----              ----              ----
INCOME
    Commodity trading gains (losses)
       Realized                                  $ 1,943,041      $(8,217,608)      $ 1,700,449      $(1,518,930)
       Change in unrealized                          710,390        3,891,635         1,247,784           13,102
                                                 -----------      -----------       -----------      -----------
              Gain (loss) from commodity
                  trading                          2,653,431       (4,325,973)        2,948,233       (1,505,828)
                                                 -----------      -----------       -----------      -----------
    Fixed income securities gains (losses)
       Realized                                            0                0                 0          144,157
       Change in unrealized                                0                0                 0          (79,217)
                                                 -----------      -----------       -----------      -----------
              Gain from fixed income
                 securities                                0                0                 0           64,940
                                                 -----------      -----------       -----------      -----------
    Interest income                                   49,103          101,759           120,919          412,686
                                                 -----------      -----------       -----------      -----------
              Total income (loss)                  2,702,534       (4,224,214)        3,069,152       (1,028,202)
                                                 -----------      -----------       -----------      -----------
EXPENSES
    Brokerage commissions                             78,347          179,270           268,438          581,417
    General Partner offering fee                      93,326          148,451           266,241          470,324
    Advisor management fees                           66,068          140,790           181,177          469,487
    Advisor incentive fees                                 0                0                 0          547,218
    Operating expenses                                40,182           60,522           117,079          114,361
                                                 -----------      -----------       -----------      -----------
              Total expenses                         277,923          529,033           832,935        2,182,807
              Advisor incentive fees waived                0                0                 0         (123,124)
                                                 -----------      -----------       -----------      -----------
              Net expenses                           277,923          529,033           832,935        2,059,683
                                                 -----------      -----------       -----------      -----------
              NET INCOME (LOSS)                  $ 2,424,611      $(4,753,247)      $ 2,236,217      $(3,087,885)
                                                 ===========      ===========       ===========      ===========

NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    Units outstanding during the period)         $    180.46      $   (263.41)      $    157.87      $   (166.53)
                                                 ===========      ===========       ===========      ===========

INCREASE (DECREASE) IN NET
    ASSET VALUE PER UNIT                         $    180.50      $   (262.78)      $    175.37      $   (171.21)
                                                 ===========      ===========       ===========      ===========


                            See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                       Partners' Capital
                                        --------------------------------------------------------------------------------------

                                                 General                   Limited                           Total
                                        ------------------------   --------------------------    -----------------------------
                                            Units      Amount          Units       Amount              Units        Amount
                                            -----      ------          -----       ------              -----        ------
Nine Months Ended September 30, 2002
Balances at December 31, 2001             184.7556  $    162,183    15,542.1339  $ 13,643,307        15,726.8895  $ 13,805,490
Net income for the nine months
   ended September 30, 2002                               32,402                    2,203,815                  0     2,236,217
Additions                                   0.0000             0     1,107.6356       791,521         1,107.6356       791,521
Redemptions                                 0.0000             0    (3,762.3729)   (3,065,624)       (3,762.3729)   (3,065,624)
                                        ----------  ------------   ------------  ------------    ---------------  ------------
Balances at September 30, 2002            184.7556  $    194,585    12,887.3966  $ 13,573,019        13,072.1522  $ 13,767,604
                                        ==========  ============   ============  ============    ===============  ============

Nine Months Ended September 30, 2001
Balances at December 31, 2000             204.7556  $    234,496    19,143.4771  $ 21,924,059        19,348.2327  $ 22,158,555
Net (loss) for the nine months
   ended September 30, 2001                              (35,246)                  (3,052,639)                      (3,087,885)
Additions                                   0.0000             0       564.6582       656,971           564.6582       656,971
Redemptions                               (20.0000)      (19,291)   (2,311.9194)   (2,583,768)       (2,331.9194)   (2,603,059)
                                        ----------  ------------   ------------  ------------    ---------------  ------------
Balances at September 30, 2001            184.7556  $    179,959    17,396.2159  $ 16,944,623        17,580.9715  $ 17,124,582
                                        ==========  ============   ============  ============    ===============  ============

                                                       Net Asset Value Per Unit
                                 -----------------------------------------------------------------

                                  September 30,     December 31,     September 30,    December 31,
                                      2002              2001             2001             2000
                                      ----              ----             ----             ----
                                    $1,053.20          $877.83         $974.04          $1,145.25
                                    =========          =======         =======          =========


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

           C.     Commodities

                  Gains or losses are realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract trade price and quoted market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include exchange and other trading fees and are charged to expense when contracts are opened.

           D.     Cash and Cash Equivalents

                  Cash and cash equivalents includes cash and short-term time deposits held at financial institutions.

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

           H.     Reclassification

                  Certain amounts in the statement of operations for the nine months ended September 30, 2001 were reclassified to conform with the presentation for the nine months ended September 30, 2002.

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

           Pursuant to an agreement between the General Partner and the broker, a portion of the brokerage commissions paid by the Partnership to the broker is, in turn, paid by the broker to the General Partner.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)



Note 3.    COMMODITY TRADING ADVISORS

           The Partnership has an advisory agreement with Beacon Management Corporation (USA) (Beacon), a commodity trading advisor, pursuant to which the Partnership pays a monthly management fee of 1/12 of 2% (2% annually) of the month-end Net Asset Value of the subaccount (as defined in the advisory agreement) and a quarterly incentive fee equal to 20% of Net New Trading Profits (as defined). Beacon pays up to 22.5% of its management and incentive fees to the General Partner. During the period November 1, 2000 to October 18, 2001, the Partnership had an advisory agreement with Stonebrook Structured Products, LLC (Stonebrook), also a commodity trading advisor, pursuant to which the Partnership paid a monthly management fee equal to 1/12 of 1% (1% annually) of the month-end Net Asset Value of the subaccount (as defined) and a quarterly incentive fee equal to 10% of Net New Trading Profits (as defined). Stonebrook paid its entire incentive fee to the General Partner. During the period November 1, 2000 to March 31, 2001, the General Partner waived its right to all incentive fees to which it was entitled from Beacon and Stonebrook. Accordingly, such incentive fees were not ultimately charged to the Partnership, and the gross amount of advisor incentive fees reflected in the statements of operations has been reduced after total expenses by the advisor incentive fees waived which amounted to $0 and $123,124 during the nine months ended September 30, 2002 and 2001, respectively.

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

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless such selling commission is waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions which amounted to $0 and $7,388 during the nine months ended September 30, 2002 and 2001, respectively.

           The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive monthly redemption of units owned, subject to restrictions in the Limited Partnership Agreement.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                 --------------


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

Note 7.    INTERIM FINANCIAL STATEMENTS

           The statement of financial condition as of September 30, 2002, including the September 30, 2002 condensed schedule of investments, the statements of operations for the three months and nine months ended September 30, 2002 and 2001, and the statements of changes in partners' capital (net asset value) for the nine months ended September 30, 2002 and 2001, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2002, and the results of operations for the three months and nine months ended September 30, 2002 and 2001.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                 --------------


Note 8.    FINANCIAL HIGHLIGHTS

           The following information presents per unit operating performance data and other supplemental financial data for the entire three months and nine months ended September 30, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                                  Three months ended         Nine months ended
                                                                      September 30,              September 30,
                                                                  2002          2001          2002         2001
                                                              (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                              -----------   -----------   -----------   -----------
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period               $   872.70    $ 1,236.82    $   877.83    $ 1,145.25
                                                              ----------    ----------    ----------    ----------
Income (loss) from operations:
       Net investment (loss) (1), (3)                             (11.20)       (13.74)       (31.31)       (57.47)
       Net realized and change in unrealized gain
           (loss) from trading (2), (3)                           191.70       (249.04)       206.68       (113.74)
                                                              ----------    ----------    ----------    ----------
              Total income (loss) from operations                 180.50       (262.78)       175.37       (171.21)
                                                              ----------    ----------    ----------    ----------
Net asset value per unit at end of period                     $ 1,053.20    $   974.04    $ 1,053.20    $   974.04
                                                              ==========    ==========    ==========    ==========
TOTAL RETURN (6)                                                   20.68%       (21.25)%       19.98%       (14.95)%
                                                              ==========    ==========    ==========    ==========
SUPPLEMENTAL DATA
Ratios to average net asset value:
       Expenses prior to advisor incentive fees (4), (7)           (6.42)%       (7.31)%       (6.36)%       (6.85)%
       Advisor incentive fees (7)                                   0.00%         0.00%         0.00%        (2.75)%(5)
                                                              ----------    ----------    ----------    ----------
              Total expenses (1), (7)                              (6.42)%       (7.31)%       (6.36)%       (9.60)%(5)
                                                              ==========    ==========    ==========    ==========
       Net investment (loss) (4), (7)                              (4.84)%       (5.19)%       (5.00)%       (4.17)%
                                                              ==========    ==========    ==========    ==========


     Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on different fee arrangements and the timing of additions and redemptions.


     ---------------------
     (1)  Excludes brokerage commissions and other trading fees.
     (2)  Includes brokerage commissions and other trading fees.
     (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
     (4) Excludes brokerage commissions, other trading fees and advisor incentive fees.
     (5)  Net of 0.80% annualized effect of advisor incentive fees waived.
     (6)  Not annualized.
     (7)  Annualized.

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

Set forth below is a comparison of the results of operations of the Partnership for the three-month and nine-month periods ended September 30, 2002 and 2001.

As of September 30, 2002, the Net Asset Value of the Partnership was $13,767,604, an increase of approximately 16.42% from its Net Asset Value of $11,825,551 at June 30, 2002. The Partnership's subscriptions and redemptions for the quarter ended September 30, 2002 totaled $24,317 and $506,875, respectively. For the quarter ended September 30, 2002, the Partnership had revenues comprised of $1,943,041 in realized gains, $710,390 in change in unrealized gains and $49,103 in interest income compared to revenues comprised of $(8,217,608) in realized losses, $3,891,635 in change in unrealized gains and $101,759 in interest income for the same period in 2001. The total income for the third quarter of 2002 increased by $6,926,748 from the same period in 2001, while total expenses decreased by $251,110 between these periods. The Net Asset Value per Unit at September 30, 2002 increased 20.68% from $872.70 at June 30, 2002 to $1,053.20 at September 30, 2002.

The Net Asset Value of the Partnership decreased $37,886, or 0.27% from December 31, 2001 through September 30, 2002. The Partnership's subscriptions and redemptions for the nine months ended September 30, 2002 totaled $791,521 and $3,065,624, respectively. For the nine months ended September 30, 2002, the Partnership had revenues comprised of $1,700,449 in realized gains, $1,247,784 in change in unrealized gains and $120,919 in interest income compared to revenues comprised of $(1,374,773) in realized losses, $(66,115) in change in unrealized losses and $412,686 in interest income for the same period in 2001. The total income for the nine months of 2002 increased by $4,097,354 from the same period in 2001 while expenses decreased by $1,226,748 between these periods. The Net Asset Value per Unit at September 30, 2002 increased 19.98% from $877.83 at December 31, 2001 to $1,053.20 at September 30, 2002.

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

SAFE HARBOR STATEMENT

The discussions above and under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk" contain certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. Words such as "expects," "anticipates" and similar expressions have been used to identify "forward-looking statements" but are not the exclusive means of identifying such statements. A number of important factors could cause the Partnership's actual results, performance or achievements for 2002 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, risk of failure by third parties to perform according to contract terms and the factors described elsewhere in this Quarterly Report on Form 10-Q, including under the heading "Item 3.

Quantitative and Qualitative Disclosures About Market Risk." See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001 for further discussion.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded. There has been no material change, during the three and nine months ended September 30, 2002, in the sources of the Partnership's exposure to market risk.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Partnership maintains a system of internal controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Partnership in the reports that the Partnership files under the Act are recorded, processed, summarized and reported within required time periods. The General Partner's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report and have each concluded that as of the evaluation date, such controls and procedures were effective, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Act.

Subsequent to the date of the Partnership's evaluation, there have been no significant changes to the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls.

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

During the third quarter of 2002, no Units were sold.

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

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          * Incorporated herein by reference to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

          ** Incorporated herein by reference to the Partnership's Registration Statement on Form 10 dated June 22, 1999.

               (b) Reports on Form 8-K

The Partnership did not file any reports on Form 8-K during the third quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE FULCRUM FUND LIMITED PARTNERSHIP


                                    By: Kenmar Advisory Corp., general partner


Dated:  November 14, 2002           By: /s/ Kenneth A. Shewer
                                       -----------------------------------------
                                       Kenneth A. Shewer
                                       Chairman (Duly Authorized Officer of the
                                       General Partner)


Dated:  November 14, 2002           By: /s/ Gary J. Yannazzo
                                       -----------------------------------------
                                       Gary J. Yannazzo
                                       Senior Vice President and Chief Financial
                                       Officer (Duly Authorized Officer of the
                                       General Partner)

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                                 CERTIFICATIONS


I, KENNETH A. SHEWER, CHIEF EXECUTIVE OFFICER OF KENMAR ADVISORY CORP., THE GENERAL PARTNER OF THE FULCRUM FUND LIMITED PARTNERSHIP, CERTIFY THAT:

1. I have reviewed this quarterly report on Form 10-Q of The Fulcrum Fund Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002


/s/ KENNETH A. SHEWER
---------------------------------
Kenneth A. Shewer
Chief Executive Officer of
Kenmar Advisory Corp.,
General Partner of The Fulcrum
Fund Limited Partnership

                      THE FULCRUM FUND LIMITED PARTNERSHIP

                                 CERTIFICATIONS


I, GARY J. YANNAZZO, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER OF KENMAR ADVISORY CORP., THE GENERAL PARTNER OF THE FULCRUM FUND LIMITED PARTNERSHIP, CERTIFY THAT:

1. I have reviewed this quarterly report on Form 10-Q of The Fulcrum Fund Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 14, 2002



/s/ GARY J. YANNAZZO
--------------------------------
Gary J. Yannazzo
Senior Vice President and Chief Financial
Officer of Kenmar Advisory Corp.,
General Partner of The Fulcrum Fund
Limited Partnership