Form 10-K
period 2002-12-31
FULCRUM FUND LIMITED PARTNERSHIP
filed 2003-03-31
CIK 1022174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from               to
                                    ------------- -------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ]      No  [X]

The registrant has no outstanding voting or non-voting common equity.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                      THE FULCRUM FUND LIMITED PARTNERSHIP


                                      INDEX


                                                                                              PAGE
                                                                                              ----
PART I
Item 1.       Business                                                                          3
Item 2.       Properties                                                                       17
Item 3.       Legal Proceedings                                                                17
Item 4.       Submission of Matters to a Vote of Security Holders                              17

PART II
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters            17
Item 6.       Selected Financial Data                                                          18
Item 7.       Management's Discussion and Analysis of Financial Condition and                  20
              Results of Operations
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                       24
Item 8.       Financial Statements and Supplementary Data                                      25
Item 9.       Changes in and Disagreements with Accountants on Accounting and                  25
              Financial Disclosure

PART III
Item 10.      Directors and Executive Officers of the Registrant                               25
Item 11.      Executive Compensation                                                           27
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters                                                              27
Item 13.      Certain Relationships and Related Transactions                                   27
Item 14.      Controls and Procedures                                                          27

PART IV
Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                  28

SIGNATURES
Signatures                                                                                     30

FINANCIAL STATEMENTS AND SCHEDULE                                                             F-1

PART I

ITEM 1.           BUSINESS.

         The discussion below and elsewhere in this Form 10-K contains "certain forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act")) that are based on the beliefs of the Partnership (as defined below), as well as assumptions made by, and information currently available to, the Partnership. A number of important factors could cause the Partnership's actual growth, results, performance and business prospects and opportunities in 2003 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. These factors include, without limitation, the factors described below and elsewhere in this Annual Report on Form 10-K.

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

         In June 1996, the Partnership commenced a private placement of units of limited partnership interest ("Units") in reliance on the exemptions afforded by, among others, Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder. Investments made prior to April 30, 1997 are referred to as "A Units" and investments made on or after April 30, 1997 are referred to as "B Units". The initial net asset value per B Unit was the net asset value per A Unit at April 30, 1997. The only difference between A Units and B Units are the advisor management and incentive fee rates in effect prior to November 1, 2000. On January 1, 2001, A Units and B Units were converted into a single Unit utilizing the Net Asset Value per B Unit on December 31, 2000 of $1,145.25. The amounts reflected in the financial statements assume this conversion into a single Unit occurred on December 31, 2000. Accordingly, the total number of outstanding Units at December 31, 2000 was 19,348.2327.

         Units are offered at a price per Unit equal to the then-current Net Asset Value per Unit (as defined below) plus a selling commission equal to 5% unless such selling commission is waived in whole or in part by the General Partner. Since the Partnership began the private placement in 1996, through December 2002, 46,403 Units had been sold for a total of $70,331,726. The minimum subscription is

$26,250 for new investors other than Employee Benefit Plans (as defined herein) or $10,500 for Employee Benefit Plans and existing limited partners of the Partnership ("Limited Partners"), which amounts include selling commissions of $1,250 and $500 respectively. "Net Asset Value" of the Partnership in general means total assets of the Partnership, including, but not limited to, all cash and cash equivalents, accrued interest, earned discount, and open Commodities positions, less total liabilities, including, but not limited to, brokerage commissions that would be payable with respect to the closing of open Commodities positions, all as determined in accordance with the principles set forth in the Partnership Agreement or, where no such principles are specified therein, in accordance with United States generally accepted accounting principles applied on a consistent basis ("GAAP"). "Net Asset Value per Unit" means the Net Asset Value of the Partnership divided by the number of Units outstanding as of the date of determination. The value of all Commodities shall be the market value thereof. The market value of a Commodity traded on an exchange shall be based upon the settlement price on the exchange on the date of determination; provided, however, that if a Commodity could not be liquidated on the day with respect to which the assets of the Partnership are being determined, the settlement price on the first subsequent day on which the contract could be liquidated shall be the basis for determining the liquidating value thereof. The market value of a forward contract, a swap contract, or any other off-exchange contract, instrument, or transaction shall mean its market value as determined by the General Partner on a basis consistently applied.

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

         The Partnership itself does not have any employees. Rather, the General Partner, in its capacity as a CFTC-regulated CPO, employs 35 persons as of December 31, 2002 and provides the Partnership with the services of certain personnel to conduct its operational activities.

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

FEES TO THE ADVISOR

         MANAGEMENT FEES. Pursuant to the Advisory Agreement (as defined herein), the Partnership currently pays to the Advisor a monthly management fee (the "Management Fee"). The monthly Management Fee is equal to 1/12 of 2% (2% annually) of the month-end Net Asset Value of the Partnership. The Management Fees paid for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 are set forth in a table on page 7 of this Form 10-K.

         INCENTIVE FEES. Pursuant to the Advisory Agreement, the Partnership currently pays to the Advisor a quarterly incentive fee equal to 20% of the Net New Trading Profits. During the period November 1, 2000 to March 31, 2001, the General Partner waived its right to all incentive fees to which it was entitled from Beacon and Stonebrook. Accordingly, such incentive fees were not ultimately charged to the Partnership, and the gross amount of advisor incentive fees reflected in the statements of operations has been reduced after total expenses by the advisor incentive fees waived which amounted to $123,124, and $134,396 during the years ended December 31, 2001, and 2000, respectively. Subsequent to this time, the General Partner resumed its collection of incentive fees. As a result of its termination, effective October 21, 2001, Stonebrook ceased to be eligible to receive incentive fees. For the year ended 2002, the General Partner did not collect any incentive fees from the Partnership. The incentive fees paid for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 are set forth in a table on page 8 of this Form 10-K.

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

         Pursuant to arrangements between the Advisor and the General Partner:
(i) the Advisor receives 77.5% and the General Partner 22.5% of the management and incentive fees payable to the Advisor, (ii) Stonebrook received all of the management fees payable to Stonebrook, and (iii) the General Partner received 100% of the incentive fees payable to Stonebrook.

OTHER FEES AND EXPENSES

         BROKERAGE COMMISSIONS. The Partnership's current brokerage commission expense range from $10 to $14 per roundturn transaction plus administrative "give-up" fees.

         ADMINISTRATIVE AND ONGOING OPERATING FEES AND EXPENSES. The Partnership will pay all administrative and ongoing operating fees and expenses. Ordinary administrative expenses include, but are not limited to, accounting, auditing, record keeping, administration, computer and clerical expenses (including expenses incurred in preparing reports and tax information to Limited Partners and regulatory authorities, printing and duplication expenses and mailing expenses), legal fees and expenses and other expenses incurred by such persons and by the General Partner and its affiliates in providing services to the Partnership. Legal fees and expenses include outside counsel's fax and copying charges and other disbursements (such as filing fees, whether paid by the General Partner or outside counsel). Such fees and expenses were approximately 1.4% (annualized) of the Net Asset Value of the Partnership for 2002.

         EXTRAORDINARY EXPENSES. The Partnership is responsible for all extraordinary expenses (e.g., litigation expenses) incurred on behalf of the Partnership. As of December 31, 2002, the Partnership has not paid, and does not anticipate paying, any extraordinary expenses.

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

         The following chart reflects the actual fees and expenses for the periods presented.


                              2002          2001         2000          1999           1998
                       --------------------------------------------------------   -------------
Brokerage
   Commissions            $  367,171    $  707,365    $4,349,404    $2,676,283    $1,400,182

Management Fees              240,870       560,105       746,501       877,660       482,628

Incentive Fees (net of
waived fees)                       0       424,094       462,919     2,103,117     3,229,070

General Partner's
    Offering Fees            360,034       598,204     1,208,141     1,461,667       748,537

Operating Expenses           163,596       162,078       348,230       243,034       135,589

CONFLICTS OF INTEREST

         There are substantial and inherent conflicts of interest in the structure of the Partnership which are, on their face, inconsistent with the fiduciary duties of the General Partner. Prospective investors should be aware that the General Partner presently intends to assert that Limited Partners have, by investing in the Partnership, consented to the following conflicts of interest in the event of any proceeding alleging that such conflicts violated any duty owed by the General Partner and its affiliates to investors.

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

         The General Partner currently manages other commodity pools and managed accounts, each with a different combination of trading advisors, and intends to continue to solicit and manage the trading for these other commodity pools and managed accounts. Thus, the General Partner may be subject to conflicting demands in respect of allocating management time, services and other functions between the activities the General Partner has undertaken with respect to the Partnership and the activities the General Partner has undertaken or will undertake with respect to other investors, commodity pools, managed accounts and/or trading advisors. As another consequence, the greater the amount of assets managed by the General Partner, the more difficult it may be for the General Partner to maintain the quality of these services.

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

         The Partnership and the General Partner are affiliated entities and are represented by the same counsel, Katten Muchin Zavis Rosenman, Chicago, Illinois. No independent experts or professionals have been retained on behalf of the Limited Partners. To the extent that Limited Partners would benefit by further independent representation, that benefit will not be available to Limited Partners and they are advised to seek independent counsel.

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

         In an effort to address the potential for high volatility in the Advisor's Meka Program, an additional advisor was selected. This advisor, Stonebrook Structured Products LLC, served as the Partnership's "Overlay Provider" through use of its Volatility Hedge Program ("VHP"). VHP is an overlay program designed to pinpoint high-risk periods in market trends and to "hedge" the high-risk positions of a trend-following program in an effort to mitigate risk and improve the overall risk return profile relative to that of a stand-alone, trend-following program. As of October 21, 2001, the Partnership terminated its relationship with Stonebrook.

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

         At any given time, the Broker is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, expected to have a material effect upon its condition, financial or otherwise or to the services it will render to the Partnership. There have been no material, administrative, civil or criminal proceedings pending, on appeal or concluded against the Broker or its principals within five years preceding the date of this report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         There is no established public trading market for the Units.

HOLDERS

         There were approximately 246 holders of Units at March 21, 2003.

DIVIDENDS

         Pursuant to the Partnership Agreement, distributions of profits, if any, will be made at the sole discretion of the General Partner. As of March 21, 2003, the General Partner had not made, and the General Partner does not currently intend to make, any distributions.

RELATED STOCKHOLDER MATTERS

         In June 1996, the Partnership commenced a private placement of Units in reliance on the exemptions afforded by, among others, Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder. Similar reliance has been placed on available exemptions from securities qualification requirements under applicable state securities laws. Units are offered monthly at a price per Unit equal to the then-current Net Asset Value per Unit plus a selling commission equal to 5% unless such selling commission is waived in whole or in part. The minimum subscription is $26,250 for new investors other than benefit plan investors (within the meaning of Department of Labor Regulation ss.ss. 2510.3-101(f)(2) ("Employee Benefit Plans"), that meet the minimum investment requirements that otherwise apply to prospective subscribers for Units, or $10,500 for Employee Benefit Plans and existing Limited Partners, which amounts include selling commissions of $1,250 and $500, respectively. A subscriber may subscribe for Units in excess of the foregoing minimum amount in increments of $1,000. As of the date hereof, Units are continuing to be offered, and there is no maximum number of Units that may be purchased or sold.

         During the fourth quarter of 2002, 79.9949 Units were sold for a total of $74,885.

ITEM 6.           SELECTED FINANCIAL DATA

         The following Selected Financial Data is derived from the audited financial statements of the Partnership for the years ended December 31, 2002, 2001, 2000, 1999, and 1998. The Partnership commenced trading operations on October 9, 1996. See "Index to Financial Statements" at page F-1.

                                         2002        2001           2000             1999          1998
Total Assets                      $   12,097,711   15,170,241  $   23,765,608   $  48,842,564 $  35,864,129
                                      ----------   ----------      ----------      ----------    ----------
Total Partners' Capital               11,722,603   13,805,490      22,158,555      47,732,793    35,559,179
                                      ----------   ----------      ----------      ----------    ----------
Total Income                           1,729,066  (2,273,726)     (7,037,125)     (1,045,642)    12,380,097
                                      ----------   ----------      ----------      ----------    ----------
Total Expenses                         1,131,671    2,451,846       7,115,195       7,361,761     5,996,006
                                      ----------   ----------      ----------      ----------    ----------
Net Income (Loss)                        597,395  (4,725,572)    (14,152,320)     (8,407,403)     6,384,091
                                      ----------   ----------      ----------      ----------    ----------

A Units(1)

     Net Asset Value Per A Unit                                   $  1,199.29      $ 1,609.53    $ 1,829.21
                                                                     --------        --------      --------
Net Income (Loss) Per A Unit
     (Based on weighted
     average number of A Units
     outstanding during the
     period)                                                      $  (499.98)      $ (196.68)    $   555.83
                                                                     --------        --------      --------
     Increase (Decrease) in Net
     Asset Value Per A Unit                                       $  (410.24)      $ (219.68)    $   545.59
                                                                     --------        --------      --------

B Units(1)

     Net Asset Value Per B Units                                  $  1,145.25      $ 1,534.23    $ 1,760.76
                                                                     --------        --------      --------

Net Income (Loss) Per Unit
     (Based on weighted
     average number of B Units
     outstanding during the
     period)                                                      $  (485.55)      $ (370.99)    $   307.36
                                                                     --------        --------      --------

     Increase (Decrease) in Net
     Asset Value Per B Unit                                       $  (388.98)      $ (226.53)    $   506.82
                                                                     --------        --------      --------

Net (Loss) Per Unit (Based on
weighted average number of
Units outstanding during the
period)(1)                             $   43.06      (259.02)
                                          ------     --------
(Decrease) In Net Asset Value
Per Unit(1)                            $   50.21      (267.42)
                                          ------     --------

Net Asset Value Per Unit(1)            $  928.04       877.83
                                          ======     ========

--------

(1) On January 1, 2001, A Units and B Units were converted into a single Unit utilizing the Net Asset Value per B Unit on December 31, 2000 of $1,145.25. The amounts reflected in the financial statements assume this conversion into a single Unit occurred on December 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion below and elsewhere in this Form 10-K contains "forward looking" information that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. A number of important factors could cause the Partnership's actual growth, results, performance and business prospects and opportunities in 2003 and beyond to differ materially from those expressed in, or implied by, any such forward looking information.

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

         In 2001, results were dominated by a declining interest rate environment and the terrorist attacks of September 11th. The Board of Governors of the Federal Reserve Board cut interest rates eleven times during the first ten months of 2001 and provided one of the few consistent trends for industry CTAs in an otherwise difficult trading environment. The Meka Program provided market diversification as most sectors were marginally profitable or unprofitable, with good gains coming in just the financials area. However, it became apparent that the long bias in stocks was becoming a burden on the Partnership, especially after September 11. When it was determined that the losses in the stock indices offset all gains in the other sectors, trading was halted in this sector at the end of October 2001. In addition, it was felt that the VHP Overlay program was not cost efficient and was removed at the same time. The Partnership, which was down slightly at the end of October 2001 suffered its sharpest decline in November 2001 as bond prices plummeted in less than one week, undoing a large part of its gains in financials. The Meka Program never recovered from the losses in the stock indices, although no other sector reported more than a nominal loss for 2001.

         Set forth below is a summary of the results of operations of the Partnership for the calendar years 2000 through 2002.

         As of December 31, 2002, the Net Asset Value of the Partnership was $11,722,603, a decrease of approximately 15.09% from its Net Asset Value of $13,805,490 at December 31, 2001. The Partnership's 2002 subscriptions and redemptions totaled $866,405 and $3,546,687, respectively. For the year ended December 31, 2002, the Partnership had revenues comprised of $424,894 in realized gains, $1,148,687 in change in unrealized gains and $155,485 in interest income. For that same year, the

Partnership had expenses consisting of $367,171 in brokerage commissions, $360,034 in General Partner's offering fees, $240,870 in management fees, $0 in incentive fees and $163,596 in operating expenses. This resulted in the Partnership having net gain of $597,395. The Net Asset Value per Unit at December 31, 2002 increased 5.72% from $877.83 at December 31, 2001 to $928.04 at December 31, 2002. The Partnership's trading gains during 2002 resulted from currencies, global interest rates, meats and grains.

         On January 1, 2001, A Units and B Units were converted into a single Unit utilizing the Net Asset Value per B Unit on December 31, 2000 of $1,145.25. As of December 31, 2001, the Net Asset Value of the Partnership was $13,805,490, a decrease of approximately 37.70% from its Net Asset Value of $22,158,555 at December 31, 2000. The Partnership's 2001 subscriptions and redemptions totaled $726,086 and $4,353,579, respectively. For the year ended December 31, 2001, the Partnership had revenues comprised of $1,185,581 in realized gains, ($3,935,133) in change in unrealized losses and $475,826 in interest income. For that same year, the Partnership had expenses consisting of $707,365 in brokerage commissions, $598,204 in General Partner's offering fees, $560,105 in management fees, $424,094 in incentive fees (net of waived fees) and $162,078 in operating expenses. This resulted in the Partnership having net loss of ($4,725,572). The Net Asset Value per Unit at December 31, 2001 decreased 23.35% from $1,145.25 at December 31, 2000 to $877.83 at December 31, 2001. The Partnership's trading losses during 2001 resulted primarily from losses in global stock indices, energies, and metals.

         As of December 31, 2000, the Net Asset Value of the Partnership was $22,158,555, a decrease of approximately 53.58% from its Net Asset Value of $47,732,793 at December 31, 1999. The Partnership's 2000 subscriptions and redemptions totaled $8,099,481 and $19,521,399, respectively. For the year ended December 31, 2000, the Partnership had revenues comprised of ($14,184,423) in realized losses, $5,159,280 in change in unrealized gains and $1,988,018 in interest income. For that same year, the Partnership had expenses consisting of $4,349,404 in brokerage commissions, $746,501 in management fees, $462,919 in incentive fees (net of waived fees), $1,208,141 in General Partner's offering fees and $348,230 in operating expenses. This resulted in the Partnership having a net loss of ($14,152,320). The Net Asset Value per A Unit at December 31, 2000 decreased 25.49% from $1,609.53 at December 31, 1999 to $1,199.29 at December 31, 2000. The Net Asset Value per B Unit at December 31, 2000 decreased 25.35% from $1,534.23 at December 31, 1999 to $1,145.25 at December 31, 2000.
Approximately 63% of the Partnership's net losses during the year ended December 31, 2000, were attributable to global interest rates, 21% to metals, 14% to grains and 2% to tropicals.

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

RISK FACTORS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded. There has been no material change, during the three and twelve months ended December 31, 2002, in the sources of the Partnership's exposure to market risk.

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

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The General Partner, Kenmar Advisory Corp., is the sole general partner of the Partnership. The General Partner, is a corporation which was originally organized as a New York corporation in September 1983 and reorganized as a Connecticut corporation on January 1, 1996. The General Partner has been registered with the CFTC as a CPO and a member in good standing of the NFA in such capacity since February 1984. Its address is Two American Lane, P.O. Box 5150, Greenwich, Connecticut 06831-8150 and its telephone number is (203) 861-1000. It is owned equally and indirectly by Messrs. Shewer and Goodman. The directors and executive officers of the General Partner currently are as follows:

         MR. KENNETH A. SHEWER, age 49, has been the Chairman and a director of the General Partner since September 1983. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. ("Pasternak, Baum"), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Goodman. Mr. Shewer created and managed Pasternak, Baum's Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. In 1982, Mr. Shewer became co-manager of Pasternak, Baum's F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975.

         MR. MARC S. GOODMAN, age 54, has been the President and a director of the General Partner since September 1983. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. Mr. Goodman left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. with Mr. Shewer. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds and for selecting trading personnel. Mr. Goodman has conducted extensive business in South America, Europe and the Far East. Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a B.B.A. in 1969 and an M.B.A. in 1971 in Finance and Investments, where he was awarded an Economics and Finance Department Fellowship from September 1969 through June 1971. Mr. Goodman is married to Ms. Esther Eckerling Goodman.

         MS. ESTHER ECKERLING GOODMAN, age 50, has been the Senior Executive Vice President of the General Partner since March 1991 and has also served as Chief Operating Officer of the General Partner since October 1995. Ms. Goodman joined Kenmar in July 1986 and has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades and Company, Inc., where she was responsible for the development and management of a managed futures program which, in 1979, became the trading system for an independent CTA of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Association and its predecessor, the Managed Futures Trade Association, from 1987 through 1995. In addition, she has written several articles and has spoken before various professional groups and organizations on the subject of managed futures. Ms. Goodman attended Vassar College from 1970-1972 and graduated from Stanford University in 1974 with a B.A. degree. Ms. Goodman is married to Mr. Marc S. Goodman.

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

         MS. JOANNE D. ROSENTHAL, age 37, Senior Vice President and Director of Research, joined the General Partner in October 1999. Prior to joining the General Partner, Ms. Rosenthal spent 9 years at The Chase Manhattan Bank, in various positions of increasing responsibility. From July 1991 through April 1994, she managed the Trade Execution Desk and from May 1994 through September 1999, she was a Vice President and Senior Portfolio Manager of Chase Alternative Asset Management, Inc. Ms. Rosenthal received a Masters of Business Administration in Finance from Cornell University and a Bachelor of Arts in Economics from Concordia University in Montreal, Canada.

         MR. MARK M. ROSSOW, age 50, Senior Vice President and General Counsel, joined the General Partner in August 2000. From October 1998 until July 2000, Mr. Rossow was a partner in the law firm of Snow Becker Krauss P.C. From May 1994 until September 1998, Mr. Rossow was a partner in the law firm of Amon & Sabatini. Prior to that, Mr. Rossow was in-house counsel to the international accounting firm BDO Seidman. Mr. Rossow has served on the staff of the United States Securities and Exchange Commission. Mr. Rossow earned a B.A. degree from Syracuse University in 1975 and a J.D. degree from the University of Michigan in 1978. He was admitted to practice law in 1979.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the 1934 Act, as amended, requires the General Partner and the directors of the General Partner to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons also are required to furnish the Partnership with copies of all Section 16(a) forms they file. Based solely on its review of copies of such forms received by it, the General Partner believes that all Section 16(a) filing requirements applicable to the reporting persons were complied with by such persons during 2002.

ITEM 11. EXECUTIVE COMPENSATION.

         The Partnership has no directors or officers. As a limited partnership, the business of the Partnership is managed by its General Partner which is responsible for the administration of the business affairs of the Partnership and receives the compensation described in "Item 1. Business".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The Partnership has no directors or officers. The Partnership delegates all management of the Partnership's affairs to the General Partner. As of December 31, 2002, the General Partner owned 184.7556 Units of general partnership interest, representing a 1.46% investment in the Partnership. The General Partner is indirectly and equally owned by Messrs. Kenneth A. Shewer and Marc S. Goodman. There are no arrangements, known to the Partnership, including any pledge by any person of securities of the Partnership or of the General Partner, the operation of which may at a subsequent date result in a change of control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The General Partner is the sole general partner of the Partnership and manages and conducts the business of the Partnership. The Partnership Agreement provides that the General Partner may be compensated in such form(s) and in such amount as the General Partner, in its sole discretion, shall determine, after giving due weight to industry standards. As more fully described in Item 1 hereto, to compensate the General Partner for its management and operations of the Partnership, its management and monitoring of the portfolio of the Advisor, the General Partner currently receives 22.5% of the Advisor's management and incentive fee and an offering fee. For the year ended December 31, 2002, the General Partner received $54,196 in management fees, $0 in incentive fees and $360,034 in offering fees. See "Item 1. Business - Fees and Expenses - Fees to the Advisor." In addition, because the General Partner negotiated a brokerage commission rate for the Partnership which is generally lower than the rate available to the public, the General Partner may receive from the Broker a portion of the brokerage commissions paid by the Partnership to the Broker. See "Item 1. Business--Fees and Expenses--Fees to the General Partner". The Partnership is prohibited from making any loans.

ITEM 14. CONTROLS AND PROCEDURES.

         The Partnership maintains a system of internal controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Partnership in the reports that the Partnership files under the 1934 Act are recorded, processed, summarized and reported within required time periods. The General Partner's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days before the filing of this annual report and have each concluded that as of the evaluation date, such controls and procedures were effective, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the 1934 Act.

         Subsequent to the date of the Partnership's evaluation, there have been no significant changes to the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following financial statements of the Partnership, with the independent auditor's report, are filed as part of this Form 10-K:

         (1)      Independent Auditor's Report                                                                  F-1
                  Statements of Financial Condition as of December 31, 2002 and 2001                            F-2
                  Condensed Schedule of Investments as of December 31, 2002                                     F-3
                  Statements of Operations for the Years Ended December 31, 2002, 2001, and 2000                F-4
                  Statements of Changes in Partners' Capital (Net Asset Value) For the Years Ended              F-5
                  December 31, 2002, 2001, and 2000
                  Notes to Financial Statements                                                                 F-6


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

10.3* Cover letter and Model Sub-Advisory Agreement between The Fulcrum Fund Limited Partnership and Beacon Management Corporation dated January 1, 1998.

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

** Incorporated herein by reference to the Partnership's Registration Statement on Form 10 dated June 22, 1999.

(b) The Partnership did not file any reports on Form 8-K during the fourth quarter of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2003.

                       THE FULCRUM FUND LIMITED PARTNERSHIP

                       By:  Kenmar Advisory Corp., general partner

                            By:     /s/ Kenneth Shewer
                                 ----------------------------------
                                 KENNETH A. SHEWER
                                 Chairman (Duly Authorized officer of the
                                 General Partner)

                            By:     /s/ Gary Yanazzo
                                 -----------------------------------
                                 GARY J. YANAZZO
                                 Senior Vice President and Chief Financial
                                 Officer (Duly Authorized Officer of the General Partner)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 2003.

                       THE FULCRUM FUND LIMITED PARTNERSHIP

                       By:  Kenmar Advisory Corp., general partner



                            By:    /s/ Kenneth Shewer
                                 -------------------------------------------
                                 KENNETH A. SHEWER
                                 Chairman and Director (Principal Executive
                                 Officer)

                            By:    /s/ Marc Goodman
                                 -----------------------------------
                                 MARC S. GOODMAN
                                 President and Director


                            By:    /s/ Gary Yannazzo
                                 -----------------------------------
                                 GARY J. YANNAZZO
                                 Senior Vice President and Chief Financial
                                 Officer (Principal Financial and Accounting
                                 Officer for the Partnership)

                                 CERTIFICATIONS



I, Kenneth A. Shewer, Chief Executive Officer of Kenmar Advisory Corp., the General Partner of The Fulcrum Fund Limited Partnership, certify that:

1. I have reviewed this annual report on Form 10-K of The Fulcrum Fund Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: March 31, 2003



        /s/ Kenneth Shewer
------------------------------
Kenneth A. Shewer
Chief Executive Officer

                                 CERTIFICATIONS



I, Gary J. Yannazzo, Senior Vice President and Chief Financial Officer of Kenmar Advisory Corp., the General Partner of The Fulcrum Fund Limited Partnership, certify that:

1. I have reviewed this annual report on Form 10-K of The Fulcrum Fund Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: March 31, 2003



         /s/ Gary Yannazzo
-----------------------------------------
Gary J. Yannazzo
Senior Vice President and Chief Financial Officer

                    ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.

                          CERTIFIED PUBLIC ACCOUNTANTS

                                 (410) 771-0001

                               FAX (410) 785-9784

Member:

American Institute of Certified
Public Accountants                                                     Suite 200

   SEC Practice Section                                 201 International Circle

Maryland Association of Certified
Public Accountants                                  Hunt Valley, Maryland  21030



                          INDEPENDENT AUDITOR'S REPORT


To the Partners
The Fulcrum Fund Limited Partnership


We have audited the accompanying statements of financial condition of The Fulcrum Fund Limited Partnership as of December 31, 2002 and 2001, including the December 31, 2002 condensed schedule of investments, and the related statements of operations and changes in partners' capital (net asset value) for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fulcrum Fund Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and the changes in its net asset values for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland
February 5, 2003

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2002 and 2001





                                                               2002          2001
                                                               ----          ----
ASSETS
    Equity in broker trading accounts
       Cash                                                $ 9,617,528   $12,355,738
       Unrealized gain on open contracts                     2,214,624     1,065,937
                                                           -----------   -----------

              Deposits with broker                          11,832,152    13,421,675

    Cash and cash equivalents                                  257,936     1,748,566
    Subscriptions receivable                                     7,623             0
                                                           -----------   -----------

              Total assets                                 $12,097,711   $15,170,241
                                                           ===========   ===========

LIABILITIES
    Accounts payable                                       $    31,200   $    20,104
    Commissions and other trading fees
       on open contracts                                        19,500        14,980
    General Partner offering fee                                28,656        37,806
    Advisor management fee                                      19,966        25,084
    Redemptions payable                                        275,786     1,266,777
                                                           -----------   -----------

              Total liabilities                                375,108     1,364,751
                                                           -----------   -----------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 184.7556 units outstanding
       at December 31, 2002 and 2001                           171,460       162,183
    Limited Partners - 12,446.8808 and 15,542.1339 units
       outstanding at December 31, 2002 and 2001            11,551,143    13,643,307
                                                           -----------   -----------

              Total partners' capital
                  (Net Asset Value)                         11,722,603    13,805,490
                                                           -----------   -----------

                                                           $12,097,711   $15,170,241
                                                           ===========   ===========




                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2002




LONG FUTURES CONTRACTS

        No. of                                                                    % of Net
       Contracts      Description                                  Value         Asset Value
       ---------      -----------                                  -----         -----------
          1,296       Agricultural                              $   227,351         1.94 %
            619       Currency                                      663,200         5.66 %
             96       Energy                                        (51,437)       (0.44)%
            694       Interest rate                                 826,990         7.05 %
            420       Metal                                         345,613         2.95 %
                                                                 ----------      ---------

                      TOTAL LONG FUTURES CONTRACTS               $2,011,717        17.16 %
                                                                 ----------      ---------


SHORT FUTURES CONTRACTS

        No. of                                                                  % of Net
       Contracts      Description                                  Value       Asset Value
       ---------      -----------                                  -----       -----------
          877         Agricultural                               $  202,907         1.73%
                                                                 ----------      ---------

                      TOTAL FUTURES CONTRACTS                    $2,214,624        18.89%
                                                                 ==========      =========









                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2002, 2001 and 2000



                                                       2002            2001            2000
                                                       ----            ----            ----
INCOME
    Commodity trading gains (losses)
       Realized                                    $    424,894    $  1,032,676    $(14,054,348)
       Change in unrealized                           1,148,687      (3,855,916)      4,921,853
                                                   ------------    ------------    ------------
              Gain (loss) from commodity trading      1,573,581      (2,823,240)     (9,132,495)
                                                   ------------    ------------    ------------
    Fixed income securities gains (losses)
       Realized                                               0         152,905        (130,075)
       Change in unrealized                                   0         (79,217)        237,427
                                                   ------------    ------------    ------------
              Gain from fixed income securities               0          73,688         107,352
                                                   ------------    ------------    ------------
    Interest income                                     155,485         475,826       1,988,018
                                                   ------------    ------------    ------------
              Total income (loss)                     1,729,066      (2,273,726)     (7,037,125)
                                                   ------------    ------------    ------------
EXPENSES
    Brokerage commissions                               367,171         707,365       4,349,404
    General Partner offering fee                        360,034         598,204       1,208,141
    Advisor management fees                             240,870         560,105         746,501
    Advisor incentive fees                                    0         547,218         597,315
    Operating expenses                                  163,596         162,078         348,230
                                                   ------------    ------------    ------------
              Total expenses                          1,131,671       2,574,970       7,249,591
              Advisor incentive fees waived                   0        (123,124)       (134,396)
                                                   ------------    ------------    ------------
              Net expenses                            1,131,671       2,451,846       7,115,195
                                                   ------------    ------------    ------------
              NET INCOME (LOSS)                    $    597,395    $ (4,725,572)   $(14,152,320)
                                                   ============    ============    ============
A UNITS
    NET (LOSS) PER A UNIT
       (based on weighted average number of
       A Units outstanding during the period)                                      $    (499.98)
                                                                                   ============
    (DECREASE) IN NET ASSET
       VALUE PER A UNIT                                                            $    (410.24)
                                                                                   ============
B UNITS
    NET (LOSS) PER B UNIT
       (based on weighted average number of
       B Units outstanding during the period)                                      $    (485.55)
                                                                                   ============
    (DECREASE) IN NET ASSET
       VALUE PER B UNIT                                                            $    (388.98)
                                                                                   ============
NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    Units outstanding during the period)           $      43.06    $    (259.02)
                                                   ============    ============
INCREASE (DECREASE) IN NET ASSET
    VALUE PER UNIT                                 $      50.21    $    (267.42)
                                                   ============    ============



                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 2002, 2001 and 2000





                                                                        Partners' Capital
                              -----------------------------------------------------------------------------------------------------
                                                A Units                                    B Units
                              --------------------------------------------   -------------------------------------
                                                General        Limited                      General       Limited
                                   Units        Partner        Partners          Units      Partner       Partners         Total
                                   -----        -------        --------          -----      -------       --------         -----
Balances at December 31, 1999   6,370.7262    $  172,443    $ 10,081,458      24,428.4628   $334,048   $ 37,144,844    $ 47,732,793
Net (loss) for the year
    ended December 31, 2000                      (57,231)     (2,520,700)                    (97,373)   (11,477,016)    (14,152,320)
Additions                           0.0000             0               0       5,369.2816     75,000      8,024,481       8,099,481
Redemptions                    (3,466.5005)     (115,212)     (4,077,743)    (13,490.7834)   (77,179)   (15,251,265)    (19,521,399)
                              ------------    ----------    ------------     ------------   --------   ------------    ------------
Balances at December 31, 2000
  (before conversion)           2,904.2257    $        0    $  3,483,015      16,306.9610   $234,496   $ 18,441,044    $ 22,158,555
                              ============    ==========    ============     ============   ========   ============    ============


                                            Net Asset Value Per Unit
                                            ------------------------
                                                December 31, 2000
                                              A Units       B Units
                                              -------       -------
                                             $1,199.29     $1,145.25
                                             =========     =========




                                                                          Partners' Capital
                                      -----------------------------------------------------------------------------------------
                                              General                      Limited                             Total
                                      ----------------------     ------------------------------     ---------------------------
                                         Units      Amount          Units            Amount            Units          Amount
                                         -----      ------          -----            ------            -----          ------
Balances at December 31, 2000
  (after conversion)                   204.7556    $234,496      19,143.4771       $21,924,059      19,348.2327     $22,158,555
Net (loss) for the year
   ended December 31, 2001                          (53,022)                        (4,672,550)                      (4,725,572)
Additions                                0.0000           0         641.7955           726,086         641.7955         726,086
Redemptions                            (20.0000)    (19,291)     (4,243.1387)       (4,334,288)     (4,263.1387)     (4,353,579)
                                      ---------   ---------     ------------       -----------      -----------     -----------
Balances at December 31, 2001          184.7556     162,183      15,542.1339        13,643,307      15,726.8895      13,805,490

Net income for the year
   ended December 31, 2002                            9,277                            588,118                          597,395
Additions                                0.0000           0       1,187.6305           866,405       1,187.6305         866,405
Redemptions                              0.0000           0      (4,282.8836)       (3,546,687)     (4,282.8836)     (3,546,687)
                                      ---------   ---------     ------------       -----------      -----------     -----------
Balances at December 31, 2002          184.7556   $ 171,460      12,446.8808       $11,551,143      12,631.6364     $11,722,603
                                      =========   =========     ============       ===========      ===========     ===========



                                                Net Asset Value Per Unit
                                            ---------------------------------
                                                      December 31,
                                             2002         2001         2000
                                             ----         ----         ----
                                            $928.04      $877.83     $1,145.25
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

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Note 3.    COMMODITY TRADING ADVISORS

           Effective November 1, 2000, the Partnership has an advisory agreement with Beacon Management Corporation (USA) (Beacon), a commodity trading advisor, pursuant to which the Partnership pays a monthly management fee of 1/12 of 2% (2% annually) of the month-end Net Asset Value of the subaccount (as defined in the advisory agreement) and a quarterly incentive fee equal to 20% of Net New Trading Profits (as defined). Beacon pays up to 22.5% of its management and incentive fees to the General Partner. During the period November 1, 2000 to October 18, 2001, the Partnership had an advisory agreement with Stonebrook Structured Products, LLC (Stonebrook), also a commodity trading advisor, pursuant to which the Partnership paid a monthly management fee equal to 1/12 of 1% (1% annually) of the month-end Net Asset Value of the subaccount (as defined) and a quarterly incentive fee equal to 10% of Net New Trading Profits (as defined). Stonebrook paid its entire incentive fee to the General Partner. During the period November 1, 2000 to March 31, 2001, the General Partner waived its right to all incentive fees to which it was entitled from Beacon and Stonebrook. Accordingly, such incentive fees were not ultimately charged to the Partnership, and the gross amount of advisor incentive fees reflected in the statements of operations has been reduced after total expenses by the advisor incentive fees waived which amounted to $123,124 and $134,396 during the years ended December 31, 2001 and 2000, respectively.

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

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless such selling commission is waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions which amounted to $0, $7,388 and $100,493 in 2002, 2001 and 2000, respectively.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS (CONTINUED)

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

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Note 7.    FINANCIAL HIGHLIGHTS

           The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                                                             2002             2001
                                                                                             ----             ----
           PER UNIT PERFORMANCE
           (for a unit outstanding throughout the entire year)
           ---------------------------------------------------
           Net asset value per unit at beginning of year                                $     877.83       $  1,145.25
                                                                                        ------------       -----------
           Income (loss) from operations:
                  Net investment (loss) (1), (3)                                              (43.90)           (69.54)
                  Net realized and change in unrealized
                      gain (loss) from trading (2), (3)                                        94.11           (197.88)
                                                                                        ------------       -----------
                         Total income (loss) from operations                                   50.21           (267.42)
                                                                                        ------------       -----------
           Net asset value per unit at end of year                                      $     928.04       $    877.83
                                                                                        ============       ===========
           TOTAL RETURN                                                                         5.72 %          (23.35)%
                                                                                        ============       ===========
           SUPPLEMENTAL DATA

           Ratios to average net asset value:
                  Expenses prior to advisor incentive fees (4)                                (6.37)%            (6.62)%
                  Advisor incentive fees                                                       0.00 %            (2.13)% (5)
                                                                                           ---------          ---------
                         Total expenses (1)                                                   (6.37)%            (8.75)% (5)
                                                                                           =========          =========
                  Net investment (loss) (4)                                                   (5.07)%            (4.24)%
                                                                                           =========          =========

           Total returns are calculated based on the change in value of a unit during the year. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


           -------------------------
           (1)    Excludes brokerage commissions and other trading fees.
           (2)    Includes brokerage commissions and other trading fees.
           (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the year. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
           (4) Excludes brokerage commissions, other trading fees and advisor incentive fees.
           (5)    Net of 0.62% effect of advisor incentive fees waived.