Form 10-Q
period 2003-03-31
FULCRUM FUND LIMITED PARTNERSHIP
filed 2003-05-15
CIK 1022174

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   Form 10-Q

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

Yes [ ]   No [X]

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                          QUARTER ENDED MARCH 31, 2003
                                     INDEX


                                                                                                             PAGE
PART I -              FINANCIAL INFORMATION
      ITEM 1.         Financial Statements                                                                    3
                      Statements of Financial Condition as of March 31, 2003 (unaudited) and December         3
                      31, 2002 (audited)
                      Condensed Schedule of Investments as of March 31, 2003 (unaudited)                      4
                      Statements of Operations for the Three Months Ended March 31, 2003 and 2002             5
                      (unaudited)
                      Statements of Changes in Partners' Capital (Net Asset Value) for the Three              6
                      Months Ended March 31, 2003 and 2002 (unaudited)
                      Notes to Financial Statements (unaudited)                                               7
      ITEM 2.         Management's Discussion and Analysis of Financial Condition and Results of              12
                      Operations
      ITEM 3.         Quantitative and Qualitative Disclosures About Market Risk                              14
      ITEM 4.         Controls and Procedures                                                                 15

PART II -             OTHER INFORMATION
      ITEM 2.         Changes in Securities and Use of Proceeds                                               15
      ITEM 6.         Exhibits and Reports on Form 8-K                                                        16

SIGNATURES                                                                                                    17
CERTIFICATIONS                                                                                              18-21
EXHIBIT 99.1   Certification by Chief Executive Officer                                                        E-1
Exhibit 99.2   Certification by Senior Vice President and Chief Financial Officer                              E-2

                         PART I -- FINANCIAL INFORMATION

ITEM 1. -- FINANCIAL STATEMENTS


                      THE FULCRUM FUND LIMITED PARTNERSHIP
                       STATEMENTS OF FINANCIAL CONDITION
           March 31, 2003 (Unaudited) and December 31, 2002 (Audited)




                                                               March 31,      December 31,
                                                                 2003            2002
                                                                 ----            ----
ASSETS
    Equity in broker trading accounts
       Cash                                                  $ 12,501,542    $  9,617,528
       Unrealized gain (loss) on open contracts                  (395,400)      2,214,624
                                                             ------------    ------------

              Deposits with broker                             12,106,142      11,832,152

    Cash and cash equivalents                                     316,524         257,936
    Subscriptions receivable                                        9,761           7,623
                                                             ------------    ------------

              Total assets                                   $ 12,432,427    $ 12,097,711
                                                             ============    ============

LIABILITIES
    Accounts payable                                         $     32,224    $     31,200
    Commissions and other trading fees
       on open contracts                                           18,438          19,500
    General Partner offering fee                                   37,091          28,656
    Advisor management fee                                         20,323          19,966
    Redemptions payable                                           148,646         275,786
                                                             ------------    ------------

              Total liabilities                                   256,722         375,108
                                                             ------------    ------------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner -- 184.7556 units outstanding at
       March 31, 2003 and December 31, 2002                       184,748         171,460
    Limited Partners -- 11,991.4298 and 12,446.8808 units
       outstanding at March 31, 2003 and December 31, 2002     11,990,957      11,551,143
                                                             ------------    ------------

              Total partners' capital
                  (Net Asset Value)                            12,175,705      11,722,603
                                                             ------------    ------------

                                                             $ 12,432,427    $ 12,097,711
                                                             ============    ============





                             See accompanying notes

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 March 31, 2003
                                   (Unaudited)






LONG FUTURES CONTRACTS

        No. of                                                                  % of Net
       Contracts      Description                                 Value        Asset Value
       ---------      -----------                                 -----        -----------
            744       Agricultural                              $(173,757)       (1.43)%
            226       Currency                                     51,065         0.42 %
             74       Energy                                      (86,034)       (0.71)%
            717       Interest rate                                91,000         0.75 %
            226       Metal                                      (287,242)       (2.36)%
                                                                ---------     ----------
                      TOTAL LONG FUTURES CONTRACTS              $(404,968)       (3.33)%
                                                                ---------     ----------


SHORT FUTURES CONTRACTS

        No. of                                                                  % of Net
       Contracts      Description                                 Value        Asset Value
       ---------      -----------                                 -----        -----------
          1,586       Agricultural                              $  70,523         0.58 %
             42       Currency                                    (26,625)       (0.22)%
            261       Metal                                       (34,330)       (0.28)%
                                                                ---------     ----------
                      TOTAL SHORT FUTURES CONTRACTS             $   9,568         0.08 %
                                                                ---------     ----------
                      TOTAL FUTURES CONTRACTS                   $(395,400)       (3.25)%
                                                                =========     ==========
















                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)





                                                                   Three Months
                                                                       Ended
                                                                     March 31,
                                                            2003                  2002
                                                            ----                  ----
INCOME
    Trading gains (losses)
       Realized                                           $ 3,827,962           $(2,229,934)
       Change in unrealized                                (2,610,024)              (80,906)
                                                          -----------           -----------

              Gain (loss) from trading                      1,217,938            (2,310,840)

    Interest income                                            33,460                36,973
                                                          -----------           -----------

              Total income (loss)                           1,251,398            (2,273,867)
                                                          -----------           -----------

EXPENSES
    Brokerage commissions                                      79,745                89,146
    General Partner offering fee                              101,029                92,889
    Advisor management fee                                     69,074                57,634
    Operating expenses                                         46,882                47,473
                                                          -----------           -----------

              Total expenses                                  296,730               287,142
                                                          -----------           -----------

              NET INCOME (LOSS)                           $   954,668           $(2,561,009)
                                                          ===========           ===========

NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    Units outstanding during the period)                  $     76.64           $   (171.97)
                                                          ===========           ===========

INCREASE (DECREASE) IN NET
    ASSET VALUE PER UNIT                                  $     71.92           $   (173.30)
                                                          ===========           ===========









                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)







                                                                       Partners' Capital
                                          -----------------------------------------------------------------------------
                                                General                   Limited                      Total
                                          ----------------      --------------------------   --------------------------
                                          Units     Amount           Units      Amount           Units        Amount
                                          -----     ------           -----      ------           -----        ------
Three Months Ended March 31, 2003

Balances at December 31, 2002           184.7556   $171,460      12,446.8808   $11,551,143    12,631.6364   $11,722,603

Net income for the three months
   ended March 31, 2003                              13,288                        941,380                      954,668

Additions                                 0.0000          0          24.3135        26,660        24.3135        26,660

Redemptions                               0.0000          0        (479.7645)     (528,226)     (479.7645)     (528,226)
                                        --------   --------      -----------   -----------    -----------   -----------

Balances at March 31, 2003              184.7556   $184,748      11,991.4298   $11,990,957    12,176.1854   $12,175,705
                                        ========   ========      ===========   ===========    ===========   ===========

Three Months Ended March 31, 2002

Balances at December 31, 2001           184.7556   $162,183      15,542.1339   $13,643,307    15,726.8895   $13,805,490

Net (loss) for the three months
   ended March 31, 2002                             (32,016)                    (2,528,993)                  (2,561,009)

Additions                                 0.0000          0       1,052.9518       743,238     1,052.9518       743,238

Redemptions                               0.0000          0      (2,201.1742)   (1,716,539)   (2,201.1742)   (1,716,539)
                                        --------   --------      -----------   -----------    -----------   -----------

Balances at March 31, 2002              184.7556   $130,167      14,393.9115   $10,141,013    14,578.6671   $10,271,180
                                        ========   ========      ===========   ===========    ===========   ===========



                                                               Net Asset Value Per Unit
                                                 -----------------------------------------------------

                                                 March 31,     December 31,   March 31,  December 31,
                                                   2003            2002         2002         2001
                                                   ----            ----         ----         ----
                                                  $999.96         $928.04      $704.53      $877.83
                                                  =======         =======      =======      =======











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

           B.     Method of Reporting

                  The Partnership's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership's management. Gains or losses are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No. 39 -- "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Brokerage commissions include exchange and other trading fees and are charged to expense when contracts are opened.

           C.     Cash and Cash Equivalents

                  Cash and cash equivalents includes cash and short-term time deposits held at financial institutions.

           D.     Income Taxes

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

           E.     Foreign Currency Transactions

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

Note 3.    COMMODITY TRADING ADVISOR

           The Partnership has an advisory agreement with Beacon Management Corporation (USA) (Beacon), a commodity trading advisor, pursuant to which the Partnership pays a monthly management fee of 1/12 of 2% (2% annually) of the month-end Net Asset Value of the subaccount (as defined in the advisory agreement) and a quarterly incentive fee equal to 20% of Net New Trading Profits (as defined). Beacon pays up to 22.5% of its management and incentive fees to the General Partner. No incentive fee was earned by Beacon during the three months ended March 31, 2003 and 2002.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)




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

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless such selling commission is waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions which amounted to $0 during the three months ended March 31, 2003 and 2002.

           The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of units owned, subject to restrictions in the Limited Partnership Agreement.

Note 6.    TRADING ACTIVITIES AND RELATED RISKS

           The Partnership engages in the speculative trading of U.S. and foreign futures contracts. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

           The Partnership has assets on deposit with financial institutions in connection with its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)




Note 6.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

           For futures contracts, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short.

           The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 7.    INTERIM FINANCIAL STATEMENTS

           The statement of financial condition as of March 31, 2003, including the March 31, 2003 condensed schedule of investments, and the statements of operations and changes in partners' capital (net asset value) for the three months ended March 31, 2003 and 2002, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2003, and the results of operations for the three months ended March 31, 2003 and 2002.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)




Note 8.    FINANCIAL HIGHLIGHTS

           The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2003 and 2002. This information has been derived from information presented in the financial statements.

                                                                                           Three months ended
                                                                                                March 31,
                                                                                       2003                  2002
                                                                                    (Unaudited)           (Unaudited)
                                                                                    -----------           -----------

           PER UNIT PERFORMANCE
           (for a unit outstanding throughout the entire period)

           Net asset value per unit at beginning of period                           $   928.04            $   877.83
                                                                                     ----------            ----------
           Income (loss) from operations:
                  Net investment (loss) (1), (3)                                         (14.73)               (10.81)
                  Net realized and change in unrealized gain (loss)
                      from trading (2), (3)                                               86.65               (162.49)
                                                                                     ----------            ----------
                         Total income (loss) from operations                              71.92               (173.30)
                                                                                     ----------            ----------
           Net asset value per unit at end of period                                 $   999.96            $   704.53
                                                                                     ==========            ==========
           TOTAL RETURN (4)                                                                7.75%               (19.74)%
                                                                                       ========              ========
           SUPPLEMENTAL DATA
           Ratios to average net asset value:
                  Expenses (1), (5)                                                       (6.44)%               (6.39)%
                                                                                       ========              ========
                  Net investment (loss) (1), (5)                                          (5.45)%               (5.20)%
                                                                                       ========              ========


           Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

           ----------------
           (1)    Excludes brokerage commissions and other trading fees.
           (2)    Includes brokerage commissions and other trading fees.
           (3) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
           (4)    Not annualized.
           (5)    Annualized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The assets of the Fulcrum Fund Limited Partnership, formerly known as The Dennis Fund Limited Partnership (the "Partnership") are used to engage, directly or indirectly, in the speculative trading of (1) commodities, futures contracts, forward contracts, foreign exchange commitments, exchange for physicals, swap contracts, spot (cash) commodities and other items, options on the foregoing, and any rights pertaining to the foregoing contracts, instruments or investments ("Commodities") and (2) options, warrants, or other rights and any other investment or transaction (together with the Commodities, "Investments") that the Partnership's general partner, Kenmar Advisory Corp. (the "General Partner") deems, in its sole discretion, to be consistent with the objectives of the Partnership. From time to time, a portion of such proceeds may be used for transactions in the cash markets or for interbank trading.

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

Set forth below is a comparison of the results of operations of the Partnership for the three month period ended March 31, 2003 and 2002.

As of March 31, 2003, the Net Asset Value of the Partnership was $12,175,705, an increase of approximately 3.9% from its Net Asset Value of $11,722,603 at December 31, 2002. The Partnership's subscriptions and redemptions for the quarter ended March 31, 2003 totaled $26,660 and $528,226, respectively. For the quarter ended March 31, 2003, the Partnership had revenues comprised of $3,827,962 in realized gains, ($2,610,024) in change in unrealized losses and $33,460 in interest income compared to revenues comprised of ($2,229,934) in realized losses, ($80,906) in change in unrealized losses and $36,973 in interest income for the same period in 2002. The total income for the first quarter of 2003 increased by $3,525,265 from the same period in 2002, while total expenses decreased by $9,588 between these periods. The Net Asset Value per Unit increased 7.75% from $928.04 at December 31,

2002 to $999.96 at March 31, 2003. The Partnership's positive performance for the quarter ended March 31, 2003 resulted primarily from currencies, petroleum and U.S. interest rates.

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

SAFE HARBOR STATEMENT

The discussions above and under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk" contain certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Partnership, as well as assumptions made by, and information currently available to, the Partnership. Words such as "expects," "anticipates" and similar expressions have been used to identify "forward-looking statements" but are not the exclusive means of identifying such statements. A number of important factors could cause the Partnership's actual results, performance or achievements for 2003 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, risk of failure by third parties to perform according to contract terms and the factors described elsewhere in this Quarterly Report on Form 10-Q, including under the heading "Item 3. Quantitative and Qualitative Disclosures About Market Risk." See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded. There has been no material change, during the three months ended March 31, 2003, in the sources of the Partnership's exposure to market risk.

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

During the first quarter of 2003, 24.3135 Units were sold for a total of $26,660.

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

         ** Incorporated herein by reference to the Partnership's Registration Statement on Form 10 dated June 22, 1999.

                  (b) Reports on Form 8-K

The Partnership did not file any reports on Form 8-K during the first quarter of 2003.

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

                                        THE FULCRUM FUND LIMITED PARTNERSHIP


                                        By: Kenmar Advisory Corp.,
                                              general partner


Dated:  May 15, 2003            By:     /s/ Kenneth A. Shewer
                                        ----------------------------------------
                                                 Kenneth A. Shewer
                                                 Chairman (Duly Authorized
                                                 Officer of the General Partner)


Dated:  May 15, 2003            By:     /s/ Gary J. Yannazzo
                                        ----------------------------------------
                                                 Gary J. Yannazzo
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer of
                                                 the General Partner)

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

                      THE FULCRUM FUND LIMITED PARTNERSHIP


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 15, 2003



/s/ Kenneth A. Shewer
------------------------
Kenneth A. Shewer
Chief Executive Officer

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

                      THE FULCRUM FUND LIMITED PARTNERSHIP



6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: May 15, 2003




/s/ Gary J. Yannazzo
-------------------------------------------------
Gary J. Yannazzo
Senior Vice President and Chief Financial Officer