Form 10-Q
period 2003-06-30
FULCRUM FUND LIMITED PARTNERSHIP
filed 2003-08-14
CIK 1022174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2003

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From __________ to __________.

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


                                TWO AMERICAN LANE
                                  P.O. BOX 5150
                        GREENWICH, CONNECTICUT 06831-8150
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (203) 861-1000


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----   ----
         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes        No X
   ----      ----

                      THE FULCRUM FUND LIMITED PARTNERSHIP

                           QUARTER ENDED JUNE 30, 2003

                                      INDEX


                                                                                                          PAGE
PART I - FINANCIAL INFORMATION

     Item 1.      Financial Statements......................................................................1

                  Statements of Financial Condition as of June 30, 2003 (unaudited)
                     and December 31, 2002 (audited)........................................................1

                  Condensed Schedule of Investments as of June 30, 2003 (unaudited).........................2

                  Statements of Operations for the Three Months and Six Months
                     ended June 30, 2003 and 2002 (unaudited)...............................................3

                  Statements of Changes in Partners' Capital (Net Asset Value)
                     for the Six Months ended June 30, 2003 and 2002 (unaudited)............................4

                  Notes to Financial Statements (Unaudited).................................................5

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                     Results of Operations..................................................................9

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk...............................11

     Item 4.      Controls and Procedures..................................................................12


PART II - OTHER INFORMATION

     Item 2.      Changes in Securities and Use of Proceeds................................................13

     Item 6.      Exhibits and Reports on Form 8-K.........................................................13

SIGNATURES


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                       STATEMENTS OF FINANCIAL CONDITION
           June 30, 2003 (Unaudited) and December 31, 2002 (Audited)



                                                              June 30,      December 31,
                                                                2003           2002
                                                                ----           ----
ASSETS
    Equity in broker trading accounts
       Cash                                                 $ 10,950,721    $  9,617,528
       Unrealized gain (loss) on open contracts                 (780,873)      2,214,624
                                                            ------------    ------------

              Deposits with broker                            10,169,848      11,832,152

    Cash and cash equivalents                                    675,507         257,936
    Subscriptions receivable                                       7,736           7,623
                                                            ------------    ------------

              Total assets                                  $ 10,853,091    $ 12,097,711
                                                            ============    ============

LIABILITIES
    Accounts payable                                        $     24,222    $     31,200
    Commissions and other trading fees
       on open contracts                                          13,491          19,500
    General Partner offering fee                                  30,331          28,656
    Advisor management fee                                        17,818          19,966
    Redemptions payable                                          536,528         275,786
                                                            ------------    ------------

              Total liabilities                                  622,390         375,108
                                                            ------------    ------------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 184.7556 units outstanding at
       June 30, 2003 and December 31, 2002                       167,760         171,460
    Limited Partners - 11,082.3967 and 12,446.8808 units
       outstanding at June 30, 2003 and December 31, 2002     10,062,941      11,551,143
                                                            ------------    ------------

              Total partners' capital
                  (Net Asset Value)                           10,230,701      11,722,603
                                                            ------------    ------------

                                                            $ 10,853,091    $ 12,097,711
                                                            ============    ============




                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                        CONDENSED SCHEDULE OF INVESTMENTS
                                  June 30, 2003
                                   (Unaudited)


LONG FUTURES CONTRACTS
----------------------
   No. of                                                                % of Net
  Contracts      Description                              Value       Asset Value
  ---------      -----------                              -----       -----------
       782       Agricultural                           $(348,195)       (3.40)%
       241       Currency                                 (59,898)       (0.59)%
        35       Energy                                   (53,383)       (0.52)%
       583       Interest rate                            (29,560)       (0.29)%
       222       Metal                                    (89,502)       (0.87)%
                                                        ---------     ----------
                 TOTAL LONG FUTURES CONTRACTS           $(580,538)       (5.67)%
                                                        ---------     ----------


SHORT FUTURES CONTRACTS
-----------------------
   No. of                                                               % of Net
  Contracts      Description                              Value      Asset Value
  ---------      -----------                              -----      -----------
       769       Agricultural                           $(171,325)       (1.68)%
       153       Metal                                    (29,010)       (0.28)%
                                                        ---------     ----------
                 TOTAL SHORT FUTURES CONTRACTS          $(200,335)       (1.96)%
                                                        ---------     ----------
                 TOTAL FUTURES CONTRACTS                $(780,873)       (7.63)%
                                                        =========     ==========


                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              For the Three Months Ended June 30, 2003 and 2002 and
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                          Three Months                  Six Months
                                                             Ended                        Ended
                                                            June 30,                     June 30,
                                                       2003          2002          2003           2002
                                                       ----          ----          ----           ----
INCOME
    Commodity trading gains (losses)
       Realized                                    $  (439,293)   $ 1,987,342   $ 3,388,669    $  (242,592)
       Change in unrealized                           (385,473)       618,300    (2,995,497)       537,394
                                                   -----------    -----------   -----------    -----------
              Gain (loss) from commodity trading      (824,766)     2,605,642       393,172        294,802
    Interest income                                     27,011         34,843        60,471         71,816
                                                   -----------    -----------   -----------    -----------
              Total income (loss)                     (797,755)     2,640,485       453,643        366,618
                                                   -----------    -----------   -----------    -----------
EXPENSES
    Brokerage commissions                              115,050        100,945       194,795        190,091
    General Partner offering fee                        90,581         80,026       191,610        172,915
    Advisor management fee                              58,502         57,475       127,576        115,109
    Operating expenses                                  25,847         29,424        72,729         76,897
                                                   -----------    -----------   -----------    -----------
              Total expenses                           289,980        267,870       586,710        555,012
                                                   -----------    -----------   -----------    -----------
              NET INCOME (LOSS)                    $(1,087,735)   $ 2,372,615   $  (133,067)   $  (188,394)
                                                   ===========    ===========   ===========    ===========
NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    Units outstanding during the period)           $    (90.76)   $    167.46   $    (10.89)   $    (12.97)
                                                   ===========    ===========   ===========    ===========
INCREASE (DECREASE) IN NET
    ASSET VALUE PER UNIT                           $    (91.95)   $    168.17   $    (20.03)   $     (5.13)
                                                   ===========    ===========   ===========    ===========


                             See accompanying notes.

                      THE FULCRUM FUND LIMITED PARTNERSHIP
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)



                                                                   Partners' Capital
                                 -----------------------------------------------------------------------------------------
                                          General                        Limited                         Total
                                 --------------------------    ---------------------------     ---------------------------
                                     Units        Amount           Units         Amount           Units          Amount
                                     -----        ------           -----         ------           -----          ------
SIX MONTHS ENDED JUNE 30, 2003

Balances at December 31, 2002        184.7556  $    171,460     12,446.8808   $ 11,551,143     12,631.6364    $ 11,722,603

Net (loss) for the six months
   ended June 30, 2003                               (3,700)                      (129,367)                       (133,067)

Additions                              0.0000             0         48.3437         50,079         48.3437          50,079

Redemptions                            0.0000             0     (1,412.8278)    (1,408,914)    (1,412.8278)     (1,408,914)
                                 ------------  ------------    ------------   ------------    ------------    ------------

Balances at June 30, 2003            184.7556  $    167,760     11,082.3967   $ 10,062,941     11,267.1523    $ 10,230,701
                                 ============  ============    ============   ============    ============    ============

SIX MONTHS ENDED JUNE 30, 2002

Balances at December 31, 2001        184.7556  $    162,183     15,542.1339   $ 13,643,307     15,726.8895    $ 13,805,490

Net (loss) for the six months
   ended June 30, 2002                                 (947)                      (187,447)                       (188,394)

Additions                              0.0000             0      1,082.9755        767,204      1,082.9755         767,204

Redemptions                            0.0000             0     (3,259.3439)    (2,558,749)    (3,259.3439)     (2,558,749)
                                 ------------  ------------    ------------   ------------    ------------    ------------

Balances at June 30, 2002            184.7556  $    161,236     13,365.7655   $ 11,664,315     13,550.5211    $ 11,825,551
                                 ============  ============    ============   ============    ============    ============




                      Net Asset Value Per Unit
        -------------------------------------------------------
        June 30,      December 31,     June 30,     December 31,
          2003           2002           2002           2001
          ----           ----           ----           ----

        $908.01         $928.04        $872.70        $877.83
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

NOTE 3.  COMMODITY TRADING ADVISOR

         The Partnership has an advisory agreement with Beacon Management Corporation (USA) (Beacon), a commodity trading advisor, pursuant to which the Partnership pays a monthly management fee of 1/12 of 2% (2% annually) of the month-end Net Asset Value of the subaccount (as defined in the advisory agreement) and a quarterly incentive fee equal to 20% of Net New Trading Profits (as defined). Beacon pays up to 22.5% of its management and incentive fees to the General Partner. No incentive fee was earned by Beacon during the six months ended June 30, 2003 and 2002.

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

NOTE 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. The subscription price is equal to the Net Asset Value of the units purchased plus a 5% selling commission, unless such selling commission is waived in whole or in part by the General Partner. Additions to partners' capital are shown net of such selling commissions which amounted to $0 during the six months ended June 30, 2003 and 2002.

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

NOTE 7.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of June 30, 2003, including the June 30, 2003 condensed schedule of investments, the statements of operations for the three months and six months ended June 30, 2003 and 2002, and the statements of changes in partners' capital (net asset value) for the six months ended June 30, 2003 and 2002, are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2003, and the results of operations for the three months and six months ended June 30, 2003 and 2002.

NOTE 8.  FINANCIAL HIGHLIGHTS

         The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2003 and 2002. This information has been derived from information presented in the financial statements.


                                                               Three months ended           Six months ended
                                                                    June 30,                    June 30,
                                                               2003          2002          2003          2002
                                                            (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                            -----------   -----------   -----------   -----------
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire period)
-----------------------------------------------------

Net asset value per unit at beginning of period               $999.96       $704.53       $928.04       $877.83
                                                              -------       -------       -------       -------
Income (loss) from operations:
       Net investment (loss) (1), (3)                          (12.34)        (9.32)       (27.12)       (20.17)
       Net realized and change in unrealized gain
           (loss) from trading (2), (3)                        (79.61)       177.49          7.09         15.04
                                                              -------       -------       -------       -------
              Total income (loss) from operations              (91.95)       168.17        (20.03)        (5.13)
                                                              -------       -------       -------       -------
Net asset value per unit at end of period                     $908.01       $872.70       $908.01       $872.70
                                                              =======       =======       =======       =======
TOTAL RETURN (4)                                                (9.20)%       23.87 %       (2.16)%       (0.58)%
                                                              =======       =======       =======       =======
SUPPLEMENTAL DATA
Ratios to average net asset value:
       Expenses (1), (5)                                         5.79 %        6.26 %        6.14 %        6.33 %
                                                              =======       =======       =======       =======
       Net investment (loss) (1), (5)                           (4.90)%       (4.95)%       (5.19)%       (5.09)%
                                                              =======       =======       =======       =======



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

Set forth below is a comparison of the results of operations of the Partnership for the three and six month periods ended June 30, 2003 and 2002.

As of June 30, 2003, the Net Asset Value of the Partnership was $10,230,701, a decrease of approximately 15.97% from its Net Asset Value of $12,175,705 at March 31, 2003. The Partnership's subscriptions and redemptions for the quarter ended June 30, 2003 totaled $23,419 and $880,688, respectively. For the quarter ended June 30, 2003, the Partnership had revenues comprised of ($439,292) in realized losses, ($385,473) in change in unrealized losses and $27,011 in interest income compared to revenues comprised of $1,987,342 in realized gains, $618,300 in change in unrealized gains and $34,843 in interest income for the same period in 2002. The total income for the second quarter of 2003 decreased by $3,438,240 from the same period in 2002, while total expenses increased by $22,110 between these periods. The Net Asset Value per Unit decreased 9.20% from $999.96 at March 31, 2003 to $908.01 at June 30, 2003. The Partnership's negative performance for the quarter ended June 30, 2003 resulted primarily from losses in metals, grains, tropicals, energies and meats.

The Net Asset Value of the Partnership decreased $1,491,902 or 12.73%, from December 31, 2002 through June 30, 2003. The Partnership's subscriptions and redemptions for the six months ended June 30, 2003 totaled $50,079 and $1,408,914 respectively. For the six months ended June 30, 2003, the Partnership had revenues comprised of $3,388,669 in realized gains, ($2,995,497) in change in unrealized losses and

$60,471 in interest income compared to revenues comprised of ($242,592) in realized losses, $537,394 in change in unrealized gains and $71,816 in interest income for the same period in 2002. The total income for the six months of 2003 increased by $87,025 from the same period in 2002 while expenses increased by $31,698 between these periods. The Net Asset Value per Unit decreased 2.16% from $928.04 at December 31, 2002 to $908.01 at June 30, 2003. For the reasons described in this Management's Discussion and Analysis, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates or foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition included herein. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among derivative instruments held by the Partnership, as well as the volatility and liquidity of the markets in which the financial instruments are traded. There has been no material change, during the six months ended June 30, 2003, in the sources of the Partnership's exposure to market risk.

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

ITEM 4.  CONTROLS AND PROCEDURES

The General Partner carried out an evaluation, under the supervision and with the participation of the General Partner's management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of the Partnership's disclosure controls and procedures. Based on this evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, the Partnership's disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Partnership in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

                           PART II- OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In June, 1996, the Partnership commenced a private placement of Units in reliance on the exemptions afforded by, among others, Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. Units are offered monthly at a price per Unit equal to the then-current Net Asset Value per Unit plus a selling commission equal to 5% unless such selling commission is waived in whole or in part. The minimum subscription is $26,250 for new investors other than Employee Benefit Plans or $10,500 for Employee Benefit Plans and existing Limited Partners, which amounts include selling commissions of $1,250 and $500, respectively.

During the second quarter of 2003, 24.0302 Units were sold for a total of $23,419.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (A)     EXHIBITS

                  3.1* Amended Certificate of Limited Partnership for the Fulcrum Fund Limited Partnership.

                  3.2* Limited Partnership Agreement of the Fulcrum Fund Limited Partnership, dated June 18, 1996, as amended December 15, 1997 and further amended October 10, 2000.

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

                  31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange
                           Act of 1934.

                  31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange
                           Act of 1934.

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  * Incorporated herein by reference to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                  ** Incorporated herein by reference to the Partnership's Registration Statement on Form 10 dated June 22, 1999.

         (B)      REPORTS ON FORM 8-K

                  The Partnership did not file any reports on Form 8-K during the second quarter of 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE FULCRUM FUND LIMITED PARTNERSHIP


Date:  August 14, 2003        By:  Kenmar Advisory Corp., its general partner

                                   By: /s/ Kenneth A. Shewer
                                       --------------------------
                                       Kenneth A. Shewer
                                       Chairman (duly authorized officer
                                       of the General Partner)

                                   By: /s/ Maureen Howley
                                       --------------------------
                                       Maureen Howley
                                       Chief Financial Officer (duly authorized
                                       officer of the General Partner)